Form 10-K
period 2016-12-31
MGM Growth Properties Operating Partnership LP; MGM Growth Properties LLC
filed 2017-03-06
CIK 1691299, 1656936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37733 (MGM Growth Properties LLC)
Commission File No. 333-215571 (MGM Growth Properties Operating Properties LP)
MGM Growth Properties LLC
MGM Growth Properties Operating Partnership LP

(Exact name of Registrant as specified in its charter)

DELAWARE (MGM Growth Properties LLC) DELAWARE (MGM Growth Properties Operating Partnership LP)	47-5513237 81-1162318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6385 S. Rainbow Blvd., Suite 500, Las Vegas, Nevada 89118
(Address of principal executive office)                                             (Zip Code)

(702) 669-1480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
MGM Growth Properties LLC	Class A Shares, No Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MGM Growth Properties LLC    Yes             No    X
MGM Growth Properties Operating Partnership LP     Yes             No    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MGM Growth Properties LLC     Yes              No   X
MGM Growth Properties Operating Partnership LP     Yes              No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

MGM Growth Properties LLC     Yes    X      No
MGM Growth Properties Operating Partnership LP     Yes              No   X

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

MGM Growth Properties LLC     Yes    X      No
MGM Growth Properties Operating Partnership LP     Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:      X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

MGM Growth Properties LLC

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

MGM Growth Properties Operating Partnership LP

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGM Growth Properties LLC     Yes            No    X
MGM Growth Properties Operating Partnership LP      Yes            No    X

The registrant completed the initial public offering of its Class A shares on April 25, 2016. The aggregate market value of the Registrant’s Class A shares held by non-affiliates of the Registrant as of June 30, 2016 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2016 was $1.5 billion. As of March 3, 2017, 57,500,000 shares of the Registrant’s Class A shares, no par value, were outstanding.

There is no public trading market for the limited partnership units of MGM Growth Properties Operating Partnership LP. As a result, the aggregate market value of such units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MGM Growth Properties LLC's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2016, of MGM Growth Properties LLC, a Delaware limited liability corporation, and MGM Growth Properties Operating Partnership LP, a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “MGP” or “the Company” refer to MGM Growth Properties LLC together with its consolidated subsidiaries, including MGM Growth Properties Operating Partnership LP. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to MGM Growth Properties Operating Partnership LP together with its consolidated subsidiaries.

MGP is a real estate investment trust, or REIT, and the owner of the sole general partner of the Operating Partnership. As of December 31, 2016, MGP owned approximately 23.7% of the Operating Partnership units in the Operating Partnership. The remaining approximately 76.3% of the Operating Partnership units in the Operating Partnership are owned by subsidiaries of our parent, MGM Resorts International (“MGM”). As the owner of the sole general partner of the Operating Partnership, MGP has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.

We believe combining the Annual Reports on Form 10-K of MGP and the Operating Partnership into this single report results in the following benefits:

•	enhances investors’ understanding of MGP and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both MGP and the Operating Partnership, which we believe will assist investors in getting all relevant information on their investment in one place rather than having to access and review largely duplicative reports; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are a few differences between MGP and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between MGP and the Operating Partnership in the context of how we operate as an interrelated consolidated company. MGP is a REIT, whose only material assets consist of Operating Partnership units representing limited partner interests in the Operating Partnership and our ownership interest in the general partner of the Operating Partnership. As a result, MGP does not conduct business itself, other than acting as the owner of the sole general partner of the Operating Partnership, but it may from time to time issue additional public equity. The Operating Partnership holds all the assets of the Company. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from the initial public offering of Class A shares by MGP, which were contributed to the Operating Partnership in exchange for Operating Partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations and by the Operating Partnership’s issuance of indebtedness or through the issuance of Operating Partnership units.

The presentation of noncontrolling interest, shareholders’ equity and partners’ capital are the main areas of difference between the combined and consolidated financial statements of MGP and those of the Operating Partnership. The Operating Partnership units held by subsidiaries of MGM are accounted for as partners’ capital in the Operating Partnership’s combined and consolidated financial statements and as noncontrolling interest within equity in MGP’s combined and consolidated financial statements. The Operating Partnership units held by MGP in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s combined and consolidated financial statements and within Class A shareholders’ equity in MGP’s combined and consolidated financial statements. The differences in the presentations between shareholders’ equity and partners’ capital result from the differences in the equity issued at the MGP and Operating Partnership levels.

To help investors understand the significant differences between MGP and the Operating Partnership, this report presents the combined and consolidated financial statements separately for MGP and the Operating Partnership.

As sole beneficial owner of MGM Growth Properties OP GP LLC, which is the sole general partner with control of the Operating Partnership, MGP consolidates the Operating Partnership for financial reporting purposes, and it does not have any assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of MGP and the Operating Partnership are the same on their respective combined and consolidated financial statements. The separate discussions of MGP and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a combined and consolidated basis and how management operates the Company.

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and 18 U.S.C. §1350, this report also includes separate “Item 9A. Controls and

Procedures” sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership. Additionally, this report includes separate “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” sections for each of the Company and the Operating Partnership.

All other sections of this report, including Risks Related to Our Business and Operations, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, are presented together for MGP and the Operating Partnership.

PART I

ITEM 1	BUSINESS

The Company

MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016 and acquired by MGP on April 25, 2016 (the "IPO Date"). MGP is one of the leading publicly traded REITs engaged in the acquisition, ownership and leasing of large-scale destination entertainment and leisure resorts, whose tenants generally offer diverse amenities including casino gaming, hotel, convention, dining, entertainment and retail offerings. In connection with its initial public offering, MGP, through the Operating Partnership, acquired from MGM the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”) pursuant to a Master Contribution Agreement (the “MCA”) in exchange for Operating Partnership units representing limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of $4 billion of indebtedness from the contributing MGM subsidiaries (the "Formation Transactions"). In addition, on August 1, 2016, MGM completed its acquisition of Boyd Gaming Corporation’s (“Boyd Gaming”) interest in Borgata Hotel Casino and Spa (“Borgata”). Immediately following such transaction, we acquired Borgata’s real estate assets from MGM for consideration consisting of the assumption by the Landlord of $545 million of indebtedness from a subsidiary of MGM and the issuance of 27.4 million Operating Partnership units to a subsidiary of MGM (the “Borgata Transaction”) and leased back the real property to a subsidiary of MGM. As of December 31, 2016, our properties collectively comprised 27,233 hotel rooms, approximately 2.6 million square feet of convention space, over 100 retail outlets, over 200 food and beverage outlets and over 20 entertainment venues.

MGP is organized in an umbrella partnership REIT (commonly referred to as an “UPREIT”) structure in which MGP owns substantially all of its assets and conducts substantially all of its business through the Operating Partnership, which is owned by MGP and certain other subsidiaries of MGM and whose sole general partner is one of MGP’s subsidiaries. MGM holds a controlling interest in MGP through its ownership of MGP’s Class B share, but does not hold any of MGP’s Class A shares. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. The Class B share structure was put in place to align MGM’s voting rights in MGP with its economic interest in the Operating Partnership. As further described below, MGM will no longer be entitled to any voting rights if MGM and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%.

Business

We generate all of our revenue by leasing all of our properties from a wholly owned subsidiary of the Operating Partnership (the “Landlord”) to a subsidiary of MGM (the “Tenant”) pursuant to a long-term triple-net master lease agreement (the “Master Lease”). Upon consummation of MGP’s initial public offering, the Tenant was obligated to pay us approximately $550.0 million of rent under the Master Lease for the first lease year, which was increased in connection with the Borgata Transaction to an annual rent payment of $650.0 million, prorated for the remainder of the first lease year after the Borgata Transaction. The Tenant’s performance and payments under the Master Lease are guaranteed by MGM. Certain of MGM’s operating and other subsidiaries also directly hold Operating Partnership units collectively comprising a majority economic interest in, and will participate in distributions made by, the Operating Partnership.

Our portfolio consists of ten premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas. Our properties include six large-scale entertainment and gaming-related properties located on the Las Vegas Strip (the “Strip”): Mandalay Bay, The Mirage, Monte Carlo, New York-New York, Luxor and Excalibur, and The Park, a dining and entertainment complex located between New York-New York and Monte Carlo which opened in April 2016. Outside of Las Vegas, we also own four market-leading casino resort properties: MGM Grand Detroit in Detroit, Michigan, Beau Rivage and Gold Strike Tunica, both of which are located in Mississippi, and Borgata in Atlantic City, New Jersey. In the future, we plan to explore opportunities to expand by acquiring similar properties as well as strategically targeting a broader universe of real estate assets within the entertainment, hospitality and leisure industries.

Overview of MGM

The Tenant is a wholly owned subsidiary of MGM, and MGM guarantees the Tenant’s performance and payments under the Master Lease. MGM formed MGP in order to optimize MGM’s real estate holdings and establish a growth-oriented public real estate entity that will benefit from its relationship with MGM and is expected to generate reliable and growing quarterly cash distributions on a tax-efficient basis. MGM is a premier operator of a portfolio of well-known destination resort brands.

MGM has significant holdings in gaming, hospitality and entertainment with current ownership or operating interests in a high quality portfolio of casino resorts with approximately 50,000 hotel rooms, 25,000 slot machines and 1,800 table games on a combined basis as of December 31, 2016 including our properties, Bellagio, MGM Grand, MGM National Harbor, MGM Macau and MGM’s unconsolidated affiliates. MGM owns an approximately 56% interest in MGM China Holdings Limited, a publicly traded company listed on the Hong Kong Stock Exchange, which owns the MGM Macau resort and casino and is developing MGM Cotai, which is anticipated to open during the second half of 2017. MGM completed MGM National Harbor in Maryland on December 8, 2016, and is currently in the process of developing MGM Springfield in Massachusetts, which is expected to be completed in late 2018.

Overview of the Master Lease

The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the properties under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent, ensuring that the cash flows associated with our Master Lease will remain relatively predictable for the duration of its term. Additionally, the Master Lease provides us with a right of first offer with respect to MGM National Harbor in Maryland and MGM’s development property located in Springfield, Massachusetts, which we may exercise should MGM elect to sell these properties in the future (collectively, the “ROFO Properties”).

On August 1, 2016, Borgata was added to the existing Master Lease between the Landlord and the Tenant. As a result, the initial annual rent amount under the Master Lease increased by $100.0 million to $650.0 million, prorated for the remainder of the first lease year after the Borgata Transaction. Rent under the Master Lease consists of a “base rent” component (the “Base Rent”) and a “percentage rent” component (the “Percentage Rent”). For the first year, the Base Rent represents 90% of the initial annual rent amount under the Master Lease, or an annual rate of $585.0 million following the Borgata Transaction, and the Percentage Rent represents 10% of the initial annual rent amount under the Master Lease, or an annual rate of $65.0 million following the Borgata Transaction. The Base Rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the MGM operating subsidiary sublessees of our Tenant (such sublessees, collectively, the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their adjusted net revenue from the leased properties subject to the Master Lease (excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, certain reimbursed costs). The Percentage Rent is a fixed amount for approximately the first six lease years and will then be adjusted every five years based on the average annual adjusted net revenues of our Tenant and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease at such time for the trailing five-calendar-year period (calculated by multiplying the average annual adjusted net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, certain reimbursed costs for the trailing five-calendar-year period by 1.4%). The Master Lease includes covenants that impose ongoing reporting obligations on the Tenant relating to MGM’s financial statements which, in conjunction with MGM’s public disclosures to the Securities and Exchange Commission ("SEC") , gives us insight into MGM’s financial condition on an ongoing basis. The Master Lease also requires MGM, on a consolidated basis with the Tenant, to maintain an EBITDAR to rent ratio (as described in the Master Lease) of 1.10:1.00.

Overview of Management and Governance

We have a dedicated, experienced management team with extensive experience in the gaming, lodging and leisure industry, and who will receive incentive-based equity compensation linked to the performance of our company. This leadership team is bolstered by a board of directors that includes independent directors.

Our operating agreement provides that whenever a potential conflict of interest exists or arises between MGM or any of its affiliates (other than the Company and its subsidiaries), on the one hand, and the Company or any of its subsidiaries, on the other hand, any resolution or course of action by our board of directors in respect of such conflict of interest shall be conclusively deemed to be fair and reasonable to the Company if it is (i) approved by a majority of a conflicts committee which consists solely of independent directors (which we refer to as “Special Approval”) (such independence determined in accordance with the New York Stock Exchange’s listing standards, the standards established by the Securities Exchange Act of 1934 to serve on an audit committee of a board of directors and certain additional independence requirements in our operating agreement), (ii) determined by our board of directors to be fair and reasonable to the Company or (iii) approved by the affirmative vote of the holders of at least a majority of the voting power of the outstanding voting shares (excluding voting shares owned by MGM and its affiliates); provided, however, that our operating agreement provides that any transaction, individually or in the aggregate, over $25 million between MGM or any of its affiliates (other than the Company and its subsidiaries), on the one hand, and the Company or any of its subsidiaries, on the other hand, shall be permitted only if (i) Special Approval is obtained or (ii) such transaction is approved by the affirmative vote of the holders of at least a majority of the voting power of the outstanding voting shares (excluding voting shares owned by MGM and its affiliates).

Our Properties

The following table summarizes certain features of our properties, all as of or for the year ended December 31, 2016. Our properties are diversified across a range of primary uses, including gaming, hotel, convention, dining, entertainment, retail and other resort amenities and activities.

	Location	Hotel Rooms		Approximate Acres		Approximate Casino Square Footage	Approximate Convention Square Footage
Las Vegas
Mandalay Bay	Las Vegas, NV	4,752	(1)	124		155,000	2,121,000	(2)
The Mirage	Las Vegas, NV	3,044		77		93,000	170,000
New York—New York	Las Vegas, NV	2,024		20		81,000	31,000
Luxor	Las Vegas, NV	4,400		58		100,000	20,000
Monte Carlo	Las Vegas, NV	2,992		21		90,000	30,000
Excalibur	Las Vegas, NV	3,981		51		93,000	25,000
The Park	Las Vegas, NV	—		3		—	—
Subtotal		21,193		354		612,000	2,397,000
Regional Properties
MGM Grand Detroit	Detroit, MI	400		24		127,000	30,000
Beau Rivage	Biloxi, MS	1,740		26	(3)	81,000	50,000
Gold Strike Tunica	Tunica, MS	1,133		24		48,000	17,000
Borgata	Atlantic City, NJ	2,767		37	(4)	160,000	88,000
Subtotal		6,040		111		416,000	185,000
Total		27,233		465		1,028,000	2,582,000

(1)	Includes 1,117 rooms at the Delano and 424 rooms at the Four Seasons Hotel, both of which are located at our Mandalay Bay property.

(2)	Includes 26,000 square feet at the Delano and 30,000 square feet at the Four Seasons, both of which are located at our Mandalay Bay property.

(3)	Ten of the 26 acres at Beau Rivage are subject to a tidelands lease.

(4)	Eleven of the 37 acres at Borgata are subject to ground leases.

Competition

We compete with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors – Risks Related to Our Business and Operations – Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Properties) may be unsuccessful or fail to meet our expectations.”

Segment and Geographic Financial Information

The Company’s real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease. As such, our properties are reported as one reportable segment.

The Company’s real estate properties are all located domestically in the United States with the majority being located in Las Vegas, Nevada.

Please see the accompanying combined and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information about the Company's sole reportable segment, including net income and total assets.

Environmental Regulations and Potential Liabilities

Government Regulation Relating to the Environment.    Many laws and governmental regulations relating to the environment are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Costs related to environmental compliance. As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.

In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

Pursuant to the Master Lease, any liability arising from or relating to environmental liabilities arising from the businesses and operations located at MGM's real property holdings prior to our initial public offering is retained by the Tenant and the Tenant has indemnified us (and our subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that the Tenant will be able to fully satisfy its indemnification obligations, or that MGM will be able to fully satisfy its obligations pursuant to its guarantee. Moreover, even if we ultimately succeed in receiving from the Tenant or MGM any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from the Tenant or MGM.

Intellectual Property

In connection with the Formation Transactions, we entered into a royalty-free intellectual property rights license agreement (the "IP License Agreement") with MGM pursuant to which we will have the right to use "MGM" in the corporate names of our company and our subsidiaries without royalties for up to 50 years. Pursuant to the IP License Agreement, we will also have the right to use the "MGM" mark and the "MGM" logo in our advertising materials without royalties for up to 50 years. We are reliant on MGM to maintain and protect its intellectual property rights and we could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting the licensed intellectual property or brand names used in the operation of the properties.

Corporate Information

MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP intends to make an election on its U.S. federal income tax return for its taxable year ended December 31, 2016 to be taxed as a REIT. The Operating Partnership is a Delaware limited partnership that was formed on January 6, 2016. Our principal offices are located at 6385 Rainbow Blvd., Suite 500, Las Vegas, Nevada 89119 and our main telephone number is (702) 669-1480.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources and the amount and frequency of future distributions contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “pro forma,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the timing and amount of any future dividends and our ability to acquire additional properties, including the ROFO Properties, in the future.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

•	We depend on our properties for all of our anticipated cash flows.

•	We may not be able to re-lease our properties following the expiration or termination of the Master Lease.

•
Our sole material assets are Operating Partnership units representing 23.7% of the ownership interests in the Operating Partnership, over which we have operating control through our ownership of its general partner, and our ownership interest in the general partner of the Operating Partnership. Because our interest in the Operating Partnership represents our only cash-generating asset, our cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to us.

•	The Master Lease restricts our ability to sell our properties or our interests in the Operating Partnership and Landlord.

•	We will have future capital needs and may not be able to obtain additional financing on acceptable terms.

•	Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

•	Rising expenses could reduce cash flow and funds available for future acquisitions and distributions.

•	We have a limited operating history and the Predecessor historical financial information included in this Annual Report on Form 10-K may not be a reliable indicator of future results.

•	We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

•	Because a majority of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified.

•	Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Properties) may be unsuccessful or fail to meet our expectations.

•
We may face extensive regulation from gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption.

•	Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.

•	Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.

•	Our dividend yield could be reduced if we were to sell any of our properties in the future.

•	There can be no assurance that we will be able to make distributions to our Operating Partnership unitholders and Class A shareholders or maintain our anticipated level of distributions over time.

•	An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of our Class A shares.

•	MGP is controlled by MGM, whose interests in our business may conflict with ours or yours.

•	We are dependent on MGM for the provision of administration services to our operations and assets.

•	MGM’s historical results may not be a reliable indicator of its future results.

•	Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our directors, officers and others.

•	If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered.

•
The Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction.

•
In the event of a bankruptcy of the Tenant, a bankruptcy court may determine that the Master Lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we own that are subject to the Master Lease could be rejected by the Tenant while tenant-favorable leases are allowed to remain in place.

•	MGM may undergo a change of control without the consent of us or of our shareholders.

•
If MGP does not qualify to be taxed as a REIT, or fails to remain qualified to be taxed as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors.”

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.

Employees of the Registrants

We are managed by an executive management team. As of December 31, 2016, we employed one other employee aside from our executive management team. MGM has agreed to provide MGP and its subsidiaries with financial, administrative and operational support services pursuant to a corporate services agreement (the "Corporate Services Agreement"), including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services, and various other support services. The Corporate Services Agreement provides that the Operating Partnership will reimburse MGM for all costs MGM incurs directly related to providing such services.

The following table sets forth, as of March 6, 2017, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James C. Stewart	51	Chief Executive Officer
Andy H. Chien	41	Chief Financial Officer and Treasurer

Mr. Stewart has been employed as the Chief Executive Officer of MGP and the Operating Partnership since our initial public offering in April 2016. Prior to joining MGP, Mr. Stewart served as a Managing Director of Greenhill & Co., Inc. from 2009 to 2016, during which time he founded their Los Angeles Office and was responsible for the Gaming, Lodging and Leisure sector. From 2006 to 2009, Mr. Stewart was a Managing Director of UBS Investment Bank and served as Co-Head of the Los Angeles Office and was responsible for the Gaming and Leisure sector. Mr. Stewart worked in Morgan Stanley’s New York and Los Angeles offices from 1992 to 2005, advising on a number of significant gaming industry, real estate and other transactions and rising from Associate to Managing Director. Mr. Stewart started his career as a financial analyst at Salomon Brothers Inc. from 1988 to 1990. Mr. Stewart earned his Master of Business Administration with distinction from the Tuck School of Business at Dartmouth College, where he was named an Amos Tuck Scholar, and his Bachelor of Commerce from the University of Calgary.

Mr. Chien has been employed as the Chief Financial Officer and Treasurer of MGP and the Operating Partnership since our initial public offering in April 2016. Mr. Chien has over 13 years of experience in strategic and financial analysis across debt, equity and mergers and acquisitions for REITs and gaming, lodging and leisure companies. Prior to joining MGP, Mr. Chien worked at Greenhill & Co., Inc. from 2009 to 2016, most recently serving as a Managing Director. Prior to that, Mr. Chien served as a Director at UBS Investment Bank in Los Angeles, where he worked from 2004 to 2009 and was focused on real estate, gaming, lodging and leisure. Mr. Chien’s previous experience includes various roles at Citigroup/Salomon Smith Barney, Commerce One and Intel Corporation. Mr. Chien earned his Master of Business Administration from the Anderson School at UCLA, and his Bachelor of Science in Engineering, summa cum laude, from the University of Michigan.

Available Information

We maintain a website at www.mgmgrowthproperties.com that includes financial and other information for investors. We provide access to our the Securities and Exchange Commission (“SEC”) filings, including filings made by the Operating Partnership and our joint Annual Report on Form 10-K and Quarterly Reports on Form 10-Q (including related filings in XBRL format), filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file or furnish the documents with the SEC.

These filings are also available on the SEC’s website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Reference in this document to our website address does not incorporate by reference the information contained on the website into this Annual Report on Form 10-K.

The historical audited and unaudited financial statements of MGM (which are not incorporated by reference herein), which is the parent and guarantor of our significant lessee, have been filed with the SEC and are available on the SEC's website at www.sec.gov.

ITEM 1A.	RISK FACTORS

You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below. Please refer to the section entitled “Cautionary Statement Concerning Forward-Looking Statements.”

Risks Related to Our Business and Operations

•
We are dependent on MGM (including its subsidiaries) unless and until we substantially diversify our portfolio, and an event that has a material adverse effect on MGM’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. A subsidiary of MGM is the Tenant and lessee of all of the properties pursuant to the Master Lease, which accounts for all of our revenues. Additionally, because the Master Lease is a triple-net lease, we depend on the Tenant to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that the Tenant will have sufficient assets, income or liquidity to satisfy its payment obligations under the Master Lease, including any payment obligations that may arise in connection with the indemnities under the Master Lease, or that MGM will be able to satisfy its guarantee of the Tenant’s obligations under the Master Lease. Furthermore, there can be no assurance that we will have the right to seek reimbursement against an insurer or have any recourse against the Tenant or MGM in connection with such liabilities. The Tenant and MGM rely on the properties they own and/or operate for income to satisfy their obligations, including their debt service requirements and lease payments due to us under the Master Lease. If income from these properties were to decline for any reason, or if the Tenant’s or MGM’s debt service requirements were to increase, whether due to an increase in interest rates or otherwise, the Tenant may become unable or unwilling to satisfy its payment obligations under the Master Lease and MGM may become unable or unwilling to make payments under its guarantee of the Master Lease. If the Tenant were unable or unwilling to meet its rent obligations and other obligations for one or more of the properties, there can be no assurances that we would be able to contract with other lessees on similar terms as the Master Lease or at all. The inability or unwillingness of the Tenant to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay distributions to our shareholders as required to maintain our status as a REIT. For these reasons, if the Tenant or MGM were to experience a material adverse effect on their respective business, financial positions or results of operations, our business, financial position or results of operations could also be materially adversely affected.

Due to our dependence on rental payments from the Tenant or from MGM (pursuant to its guarantee) as our only source of revenues, we may be limited in our ability to enforce our rights under the Master Lease or to terminate the Master Lease. In addition, we may be limited in our ability to enforce our rights under the Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the Tenant. While we believe that the Tenant will have an interest in complying with the terms of the Master Lease as a result of MGM’s continuing economic interest in our Operating Partnership subsidiary, failure by the Tenant to comply with the terms of the Master Lease or to comply with the gaming regulations to which the properties under the Master Lease are subject could require us to find another lessee for all of the properties under the Master Lease. During this period, there could be a decrease or cessation of rental payments by the Tenant. In such event, we may be unable to locate a suitable lessee at similar rental rates in a timely manner or at all, which could have the effect of reducing our rental revenues.

•
We initially depend on the properties leased to MGM for all of our anticipated cash flows. Initially, unless and until we acquire additional properties, we will depend on properties, operated by subsidiaries of MGM, for all of our anticipated cash flows. We may not immediately acquire other properties to further diversify and increase our sources of cash flow and reduce our portfolio concentration. Any default with regard to any property under the Master Lease will cause a default with regard to the entire portfolio covered by the Master Lease. Consequently, the impairment or loss of any one or more of our properties could materially and disproportionately reduce our ability to collect rent under the Master Lease and, as a result, have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

•
We may not be able to re-lease our properties following the expiration or termination of the Master Lease. When the Master Lease expires, the properties, together or individually, may not be relet in a timely manner or at all, or the terms of reletting, including the cost of allowances and concessions to future tenants, including MGM or its subsidiaries, may be less favorable than the current lease terms. The loss of the Tenant, or future tenants on acquired properties, through lease expiration or other circumstances may require us to spend (in addition to other reletting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.

The Master Lease allows the Tenant to cease operations at any of the properties at any time as long as the Tenant and the Operating Subtenants collectively would have maintained an EBITDAR to rent ratio (as described in the Master Lease) of at least 1.90:1.00 for the preceding twelve month period, after giving effect to the cessation of operations at the applicable property on a pro forma basis. If the Tenant were to cease operations at a property, whether due to market or economic conditions or for any other reason, the value of such property may be impaired and we will not have the right to re-lease the property as a result of Tenant’s continuing rights to such property.

The Master Lease is especially suited to MGM, the parent of the Tenant under the Master Lease. Because the properties have been designed or physically modified for a particular tenant, if the Master Lease is terminated or not renewed, we may be required to renovate the properties at substantial costs, decrease the rent we charge or provide other concessions to re-lease the properties. In addition, if we are required to sell a property, we may have difficulty selling it to a party other than to a gaming operator due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. To the extent that we are not able to re-lease our properties or that we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected.

Further, if we were unable to re-lease our properties following the expiration or termination of the Master Lease, our cash flow, liquidity and dividend yield on our Class A shares may be adversely affected.

•
We may have assumed unknown liabilities in connection with the Formation Transactions and Borgata Transaction. As part of the Formation Transactions and Borgata Transaction, we acquired properties that may be subject to unknown existing liabilities. These liabilities might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with the contributed properties, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While the Master Lease will allocate responsibility for many of these liabilities to the Tenant under the Master Lease, if the Tenant fails to discharge these liabilities, we could be required to do so. Additionally while in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

•
MGP's sole material assets are Operating Partnership units representing 23.7% of the ownership interests in the Operating Partnership, over which MGP has operating control through its ownership of the Operating Partnership's general partner. Because MGP's interest in the Operating Partnership represents its only cash-generating asset, its cash flows and distributions depend entirely on the performance of the Operating Partnership and its ability to distribute cash to MGP. MGP is a holding company whose sole material assets are Operating Partnership units representing 23.7% of the ownership interests in the Operating Partnership and its ownership interest in the general partner of the Operating Partnership. The source of MGP's earnings and operating cash flow consists exclusively of cash distributions from the Operating Partnership. Therefore, MGP's ability to make distributions to its Class A shareholders is completely dependent on the performance of the Operating Partnership and its ability to distribute funds to MGP. The Operating Partnership’s partnership agreement requires it to distribute to MGP all or such portion of its available cash each quarter as determined by the general partner. The general partner, MGP's wholly owned subsidiary, intends to cause the Operating Partnership to make such distributions and retain such cash reserves to provide for the proper conduct of its business, to enable it to make distributions to MGP so that MGP can make distributions to its Class A shareholders, or to comply with applicable law or any of the Operating Partnership’s debt or other agreements.

To the extent that MGP needs funds, and the Operating Partnership is restricted from making such distributions pursuant to the terms of the agreements governing its debt or under applicable law or regulation, or is otherwise unable to provide such funds, it could materially and adversely affect MGP's liquidity and financial condition. The earnings from, or other available assets of, the Operating Partnership may not be sufficient to make distributions or loans to MGP to enable MGP to make distributions on its Class A shares, taxes and other expenses.

•
The Master Lease restricts our ability to sell the properties. Our ability to sell or dispose of the properties may be hindered by the fact that such properties are subject to the Master Lease, as the terms of the Master Lease may make such properties less attractive to a potential buyer than alternative properties that may be for sale. In addition, the Master Lease provides that we may not sell the properties to certain competitors of MGM, limiting the number of potential purchasers of our properties for as long as the properties are subject to the Master Lease.

•
If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives. Our success depends in large part upon the leadership and performance of our executive management team, particularly James C. Stewart, our chief executive officer, and Andy H. Chien, our chief financial officer. The appointment of certain key members of our executive management team will be subject to regulatory approvals based upon suitability determinations by gaming regulatory authorities in the jurisdictions where our properties are located. If Messrs. Stewart or Chien are found unsuitable by any such gaming regulatory authorities, or if we otherwise lose their services, we would have to find alternative candidates and may not be able to successfully manage our business or achieve our business objectives.

•
We may face extensive regulation from certain gaming and other regulatory authorities, and our operating agreement provides that any of our shares held by investors who are found to be unsuitable by state gaming regulatory authorities are subject to redemption. The ownership, operation and management of gaming facilities are subject to pervasive regulation. Certain gaming authorities in the jurisdictions in which MGM operates may require us and our affiliates to maintain a license as a key business entity or supplier because of our status as landlord. Gaming authorities also retain great discretion to require us to be found suitable as a landlord, and certain of our shareholders, officers and directors may be required to be found suitable as well.

Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities. If the gaming authorities were to find us unsuitable as a landlord, MGM may be required to sever its relationship with us and we could be compelled to sell the properties.

Gaming authorities may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards. If we are required to be found suitable and are found suitable as a landlord, we will be registered as a public company with the gaming authorities and will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we:

•	pay that person any distribution or interest upon any of our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•
fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including if necessary, the immediate purchase of the voting securities for cash at fair market value.

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities, typically 5%, of registered public companies or companies that have been found suitable and, in some jurisdictions, non-voting securities to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a public company’s voting securities for investment purposes only. In addition, to the extent a person or institution also holds shares in MGM, such shares may be aggregated with the shares they hold in us in connection with calculating such person’s or institution’s beneficial ownership for purposes of complying with any regulatory requirements in an applicable jurisdiction.

Further, our directors, officers, key employees and investors in our shares must meet approval standards of certain gaming regulatory authorities. If such gaming regulatory authorities were to find such a person or investor unsuitable, we may be required to sever our relationship with that person or the investor may be required to dispose of his, her or its interest in us. Our operating agreement provides that all of our shares held by investors who are found to be unsuitable by regulatory authorities are subject to redemption upon our receipt of notice of such finding. Gaming regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or investors to ensure compliance with applicable standards.

Additionally, if we are registered as a public company with the gaming authorities neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control.

•
We will have future capital needs and may not be able to obtain additional financing on acceptable terms. As of December 31, 2016, we have outstanding indebtedness in principal amount of $3.7 billion. We may also incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties or for general corporate or other purposes. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay distributions, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit the Operating Partnership’s and MGP's operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, to the extent we were required to incur indebtedness, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Moreover, our ability to obtain additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to obtain financing on favorable terms, if at all.

We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time (if any). Among other things, the absence of an investment grade credit rating or any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to develop new or enhance our existing properties, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may raise additional funds in the future through the issuance of equity securities and, as a result, our shareholders may experience significant dilution, which may make it more difficult for our shareholders to sell our Class A shares at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.

•
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes and our other debt. We have a significant amount of indebtedness. As of December 31, 2016, we and our subsidiaries on a consolidated basis had $3.7 billion principal amount of debt and $600 million available for borrowing under our revolving credit facility. Our substantial indebtedness could have important consequences to our financial health. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•
require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•
result in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures or our other debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

Further, the terms of our existing debt agreements do not, and any future debt may not, fully prohibit us from incurring additional debt. If new debt is added to our current debt levels, the related risks that we now face could intensify.

•
Covenants in our Operating Partnership’s debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations. The agreements governing our indebtedness contain customary covenants, including restrictions on the Operating Partnership’s ability to grant liens on the Operating Partnership’s assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain distributions and other restricted payments. In addition, the Operating Partnership is required to comply with certain financial covenants. These restrictions may limit our operational flexibility. Covenants that limit our operational flexibility as well as defaults under the Operating Partnership’s debt instruments could have a material adverse effect on our business, financial position or results of operations.

•
The Master Lease requires us to pay for certain capital improvements or to purchase certain personal property from the Tenant in certain circumstances, and we may be required to obtain additional financing. The Master Lease provides that, if MGM were required to cease consolidating us within its financial statements prepared in accordance with U.S. GAAP at any time in the future (a “deconsolidation event”), we may be required to pay the Tenant, should the Tenant so elect, an amount equal to the fair market value of certain capital improvements made by or at the direction of the Tenant or the Operating Subtenants from the start of the term of the Master Lease until the deconsolidation event, subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. Rent under the Master Lease will increase by a factor applied to such amount paid by us to the Tenant. If such a deconsolidation event were to occur and we do not elect to pay in equity, we may not have sufficient liquidity to fund these payments in respect of capital improvements, and may be required to obtain additional financing, which could adversely affect funds for future acquisitions and have a material adverse effect on our business, financial position or results of operations. Alternatively, we may elect to make payments in respect of the capital improvements in the form of equity, which could be dilutive to existing shareholders.

In addition, the Master Lease provides that, under certain circumstances in connection with the expiration of the Master Lease, we may be required to purchase certain tangible personal property of the Tenant or Operating Subtenants at the properties then subject to the Master Lease, including gaming equipment and hotel furniture, fixtures and equipment, for fair market value. If we were required to purchase these assets (subject to applicable gaming laws), we may not have sufficient liquidity to fund these purchases, and may be required to obtain additional financing, which could adversely affect funds for future acquisitions and have a material adverse effect on our business, financial position or results of operations.

•
Rising expenses could reduce cash flow and funds available for future acquisitions and distributions. Our properties will be subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties and other properties we may acquire in the future. While the properties under the Master Lease are leased on a triple-net basis, if the Tenant or future tenants fail to pay required tax, utility and other impositions and other operating expenses, or if the Tenant or future tenants fails to maintain leased properties in the condition required by the Master Lease, and if we are required to incur a high level of capital expenditures, we could be required to pay those costs which may require that we obtain additional financing and could adversely affect funds available for future acquisitions or cash available for distributions.

•
We have a limited operating history and the Predecessor historical financial information may not be a reliable indicator of future results. We are a newly organized company with a limited operating history. Therefore, our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered when any new business is formed. We cannot assure you that we will be able to successfully operate our business profitably or implement our operating policies and investment strategy. Further, we have not historically operated as a REIT, which may place us at a competitive disadvantage that our competitors may exploit.

The Predecessor historical financial information included herein may not reflect what our business, financial position or results of operations will be in the future. We have only been an operating business with operations since the date of the Formation Transactions. The IPO Properties that were contributed to our Operating Partnership by subsidiaries of MGM in connection with the Formation Transactions were historically operated by MGM as part of its larger corporate organization and not as a stand-alone business or independent company. The financial information included in this periodic report may not reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone business or independent entity, or had we operated as a REIT, during the periods presented. Significant changes will occur in our cost structure, financing and business operations as a result of our operation as a stand-alone company and the entry into transactions with MGM that have not existed historically, including the Master Lease.

Further, we have no operating history as a REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT. Upon completion of the Formation Transactions, we were required to implement substantial control systems and procedures in order to maintain the possibility of qualifying to be taxed as a REIT. As a result, we will incur significant legal, accounting and other expenses that we have not previously incurred, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a REIT. These costs and time commitments could be substantially more than we currently expect.

•
We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations. As the owner of properties associated with gaming facilities, we will be impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends, reductions in discretionary consumer spending and corporate spending on conventions and business development and preferences and other factors over which we and MGM have no control. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities offered at our properties. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. Because a component of the rent under the Master Lease is based, over time, on the actual net revenues (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue) of the Tenant and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

•
Because a majority of our major gaming resorts are concentrated on the Strip, we are subject to greater risks than a company that is more geographically diversified. Given that a majority of our major resorts are concentrated on the Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect the business of the Tenant. We cannot control the number or frequency of flights to or from Las Vegas, but the Tenant relies on air traffic for a significant portion of its visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our properties. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of the customers that frequent our properties reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities. Moreover, due to the concentration of our major resorts that operate on the Strip, we may be disproportionately affected by general risks such as acts of terrorism, natural disasters, including major fires, floods and earthquakes, and severe or inclement weather, should such developments occur in or nearby Las Vegas.

•
Our pursuit of investments in, and acquisitions or development of, additional properties (including our acquisition of the ROFO Properties) may be unsuccessful or fail to meet our expectations. We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Additionally, although our Master Lease provides us with a right of first offer with respect to the ROFO Properties, there can be no assurance that MGM's development property in Springfield, Massachusetts will be completed on schedule, or at all, or as to the timing of its commencement of operations or when operations at the ROFO Properties will stabilize in order for us to consider a purchase of one or both of these assets. In addition, MGM may elect not to sell the ROFO Properties in the future, or we may be unable to reach an agreement with MGM on the terms of the purchase of such properties if MGM were to elect to sell the ROFO Properties in the future. Accordingly, there can be no assurance that we will be able to acquire any additional properties in the future.

If we cannot identify and purchase a sufficient quantity of gaming properties and other properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute at least 90% of our net taxable income (determined without regard to the dividends-paid deduction and excluding any net capital gains) in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.

Investments in and acquisitions of gaming properties and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investments’ performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project.

Further, even if we were able to acquire additional properties in the future, including our recent acquisition of the real estate assets of Borgata and, in the future, the ROFO Properties, there is no guarantee that such properties would be able to maintain their historical performance, or that we would be able to realize the same margins from those properties as the previous owners. In addition, our financing of these acquisitions could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of substantial new equity, which would be dilutive to existing shareholders. In addition, we cannot assure you that we will be successful in implementing our growth strategy or that any expansion will improve operating results. The failure to identify and acquire new properties effectively, or the failure of any acquired properties to perform as expected, could have a material adverse effect on us and our ability to make distributions to our shareholders.

•
Required regulatory approvals can delay or prohibit future leases or transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties. MGM (and any future tenants of our gaming properties) will be required to be licensed under applicable law in order to operate any of our gaming properties as gaming facilities. If the Master Lease or any future lease agreements we may enter into are terminated (which could be required by a regulatory agency) or expire, any new tenant must be licensed and receive other regulatory approvals to operate the properties as gaming facilities. Any delay in or inability of the new tenant to receive required licenses and other regulatory approvals from the applicable state and county government agencies may prolong the period during which we are unable to collect the applicable rent. Further, in the event that the Master Lease or future agreements are terminated or expire and a new tenant is not licensed or fails to receive other regulatory approvals, the gaming properties may not be operated as gaming facilities and we will not be able to collect the applicable rent. Moreover, we may be unable to transfer or sell the affected properties as gaming properties, which would adversely impact our financial condition and results of operation.

•
Our operating agreement restricts the ownership and transfer of MGP's outstanding Class A shares, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company. In order for MGP to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which it elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own MGP's shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Also, subject to limited exceptions, neither we nor an actual or constructive owner of 10% or more (by value) of our shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests.

MGP's operating agreement, with certain exceptions, authorizes the board of directors to take such actions as are necessary and desirable to preserve MGP's qualification as a REIT. MGP's operating agreement also provides, subject to certain exceptions, that no person may beneficially or constructively own more than 9.8% in value or in number, whichever is more restrictive, of any class of MGP's shares (other than the Class B share) or 9.8% of the value of the aggregate outstanding shares of all classes and series of MGP's shares. The constructive ownership rules are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interests of our shareholders. The acquisition of less than 9.8% of our shares by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 9.8% in value of our outstanding shares, and thus violate our operating agreement’s ownership limit.

Any attempt to own or transfer MGP's shares in violation of these restrictions may result in the transfer being automatically void. MGP's operating agreement also provides that shares acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of one or more designated charitable beneficiaries to be subsequently sold by the trust, and that any person who acquires our shares in violation of the ownership limit will not be entitled to any distributions on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well.

•
Any mechanic’s liens incurred by the Tenant or the Operating Subtenants will attach to, and constitute liens on, our interest in the properties. To the extent the Tenant or the Operating Subtenants make any improvements, these improvements could cause mechanic’s liens to attach to our properties. To the extent that mechanic’s liens, or similar claims, are recorded against any of the properties or any properties we may acquire in the future, the holders of such mechanic’s liens or claims may enforce them by court action and courts may cause the applicable properties or future properties to be sold to satisfy such liens or claims, which could negatively impact our revenues, results of operations and our distributions to shareholders. Further, holders of such liens or claims could have priority over MGP's Class A shareholders in the event of bankruptcy or liquidation, and as a result, a trustee in bankruptcy may have difficulty realizing or foreclosing on such properties in any such bankruptcy or liquidation, and the amount of distributions MGP's Class A shareholders could receive in such bankruptcy or liquidation could be reduced.

•
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders. All of our rental revenue is generated from the Master Lease, which is a triple-net lease, and provides greater flexibility to the Tenant related to the use of leased property than would be the case with ordinary property leases, such as the right to freely sublease portions of each leased property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our shareholders could be lower than they would otherwise be if we did not enter into a net lease.

•
The Tenant may assign its responsibilities under the Master Lease to unaffiliated third parties. The Tenant may assign its obligations under the Master Lease (including with respect to one or more individual properties) to a third party assignee without our consent if such assignee meets certain conditions under the Master Lease regarding its experience operating large-scale casinos (or in the case of any of our non-gaming properties, experience operating similar properties), licensing status and economic condition, among other requirements. Despite these assignment requirements, there can be no assurances that any future assignee of the Tenant’s obligations under the Master Lease would be as creditworthy as the Tenant or MGM, or would be able to operate the properties with the same operational expertise as the Tenant and MGM, which could have a material adverse effect on our business, financial condition, results of operations.

•
We may be unable to realize the anticipated benefit of the rent escalators in our Master Lease. Although the Master Lease provides that the base rent will be escalated annually by 2.0% for the second through the sixth lease years (as defined in the Master Lease), thereafter this rent escalation is subject to the Tenant and, without duplication, the Operating Subtenants collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). If the rent escalation were not to apply in any particular year, no arrears would accrue or be payable in future lease years. Therefore, there can be no assurance that we will ever realize the benefit of the rent escalators in the Master Lease after the sixth lease year, which could have a material adverse effect on anticipated future cash flows and our ability to increase our distributions to shareholders.

Even if we were able to receive rent escalators under the Master Lease, the rent escalators may lag behind inflation rates. These annual escalators under the Master Lease are based on fixed percentage increases, subject to certain conditions. If these annual escalations lag behind inflation, it could adversely impact our financial condition, results of operations, cash flow, trading price of our Class A shares, our ability to satisfy our debt obligations and our ability to pay distributions to our shareholders.

•
Our dividend yield could be reduced if we were to sell any of our properties in the future. If we elect to sell one or more of the properties in the future, our results of operations could decrease, which could result in a lower level of distributions to our unitholders and shareholders than we made prior to such sale or sales. If our distributions were to decrease, the effective dividend yield of MGP's Class A shares (i.e., the yield as a percentage of the then-market price of MGP's Class A shares) could subsequently decrease as well, which could have a material adverse effect on the market price of MGP's Class A shares.

•
An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect the price of MGP's Class A shares. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations. This increased cost could make the financing of any acquisition more costly, as well as lower future period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Further, the dividend yield on MGP's Class A shares, as a percentage of the price of such shares, will influence the price of such shares. Thus, an increase in market interest rates may lead prospective purchasers of MGP's Class A shares to expect a higher dividend yield, which would adversely affect the market price of MGP's Class A shares.

•
The Tenant may choose not to renew the Master Lease or seek to renegotiate the terms of the Master Lease at each renewal term. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter, solely at the option of the Tenant. At the expiration of the initial lease term or of any additional renewal term thereafter, the Tenant may choose not to renew the Master Lease or seek to renegotiate the terms of the Master Lease. If the Master Lease expires without renewal, or the terms of the Master Lease are modified in a way which is adverse to us, our results of operations and our ability to maintain previous levels of distributions to unitholders and shareholders may be adversely affected.

•
We may be required to contribute insurance proceeds with respect to casualty events at our properties to the lenders under our debt financing agreements. In the event that we were to receive insurance proceeds with respect to a casualty event at any of our properties, we may be required under the terms of our debt financing agreements to contribute all or a portion of those proceeds to the repayment of such debt, which may prevent us from restoring such properties to their prior state. If the remainder of the proceeds (after any such required repayment) were insufficient to make the repairs necessary to restore the damaged properties to a condition substantially equivalent to its state immediately prior to the casualty, we may not have sufficient liquidity to otherwise fund these repairs and may be required to obtain additional financing, which could have a material adverse effect on our business, financial position or results of operations.

•
There can be no assurance that we will be able to make distributions to our unitholders and Class A shareholders or maintain our anticipated level of distributions over time. We will determine future distributions based on a number of factors, including, among other things, our operating results, our financial condition, especially in relation to our anticipated future capital needs, our then-current expansion plans, the distribution requirements for REITs under the Code, and other factors our board deems relevant. For example, if the Tenant were unable to make rental payments under the Master Lease and MGM were unable to fulfill its obligations under its guarantee, our ability to make distributions would be materially impaired. Our ability to make distributions to our unitholders and Class A shareholders, to maintain our anticipated level of distributions over time, and the timing, amount and composition of any future distributions will be at the sole discretion of our board in light of conditions then existing. Consequently, there can be no assurance that we will ever be able to make distributions at the anticipated distribution rate or be able to maintain our anticipated distribution rate over time, and any change in our distribution policy could have a material adverse effect on the market price of our Class A shares.

•
Delaware law and provisions in our operating agreement may delay or prevent takeover attempts by third parties and therefore inhibit our shareholders from realizing a premium on their shares. Our operating agreement and Delaware law both contain provisions that are intended to prevent coercive takeover practices and inadequate takeover bids and to require prospective acquirers to negotiate with our board of directors.

MGP's operating agreement does, among other things:

•	provide majority voting rights to the holder of MGP's outstanding Class B share;

•	provide that any merger, consolidation, conversion, sale or other disposition of our assets requires approval of our board of directors;

•	require advance notice for our shareholders to nominate candidates for election to our board of directors or to propose business to be considered by our shareholders at a meeting of our shareholders;

•	allow us to issue additional securities, including, but not limited to, preferred shares, without approval by our shareholders;

•	allow the board of directors to amend the operating agreement without the approval of the shareholders except under certain specified circumstances;

•
require that (subject to certain exceptions) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of any class of MGP's shares (other than MGP's Class B share) or more than 9.8% in value of the aggregate outstanding shares of all classes and series of MGP's shares; and

•	limit the ability of our shareholders to call special meetings of our shareholders or to act by written consent.

In addition, our operating agreement does not limit or impair the ability of our board of directors to adopt a “poison pill” or shareholder or other similar rights plan, whether such poison pill or plan contains “dead hand” provisions, “no hand” provisions or other provisions relating to the redemption of the poison pill or plan.

Our board of directors believes these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors. These provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

•
The bankruptcy or insolvency of the Tenant could result in the termination of the Master Lease and material losses to us. Although the Tenant’s performance and payments under the Master Lease are guaranteed by MGM, a default by the Tenant with regard to any property under the Master Lease, or by MGM with regard to its guarantee, will cause a default with regard to the entire portfolio covered by the Master Lease. There can be no assurances that the Tenant or MGM would assume the Master Lease or guarantee, as applicable, in the event of a bankruptcy, and if the Master Lease or guarantee were rejected, the Tenant or MGM, as applicable, may not have sufficient funds to pay the damages that would be owed to us a result of the rejection. For these and other reasons, the bankruptcy of the Tenant or MGM could have a material adverse effect on our business, financial condition and results of operations.

•
In the event of a bankruptcy of the Tenant, a bankruptcy court may determine that the Master Lease is not a single lease but rather multiple severable leases, each of which can be assumed or rejected independently, in which case underperforming leases related to properties we own that are subject to the Master Lease could be rejected by the Tenant while tenant-favorable leases are allowed to remain in place. The Tenant, a subsidiary of MGM, leases all of the properties pursuant to the Master Lease. Bankruptcy laws afford certain protections to tenants that may also affect the Master Lease, which may be treated for purposes of bankruptcy laws as either a single lease for all the properties or as separate and severable leases for each property. Subject to certain restrictions, a tenant under a lease generally is required to assume or reject the lease as a whole, rather than making the decision on a property-by-property basis. This prevents the tenant from assuming only the better performing properties and terminating the lease with respect to the poorer performing properties. However, it is possible that a bankruptcy court could determine that a single “master lease” covering multiple properties is not a single indivisible lease but rather is multiple severable leases each of which can be assumed or rejected independently. Whether or not a bankruptcy court will require that the Master Lease must be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the Master Lease, whether the Landlord or Tenant had the ability to dispose of its interest in any property included in the Master Lease, the provisions contained in the relevant documents and applicable state law. If a bankruptcy court in a bankruptcy of the Tenant were to determine that the Master Lease is not a single lease but rather multiple severable leases each of which can be assumed or rejected independently, certain underperforming leases related to properties we own could be rejected by the Tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us derived from the properties.

•
A bankruptcy court may judicially recharacterize the Master Lease as a secured lending transaction, in which case we would not be treated as the owner of the properties and could lose certain rights as the owners in the bankruptcy proceedings. It is possible that, if we were to become subject to bankruptcy proceedings, a bankruptcy court could re-characterize the lease transactions set forth in the Master Lease as secured lending transactions depending on its interpretation of the terms of the Master Lease, including, among other factors, the length of the Master Lease relative to the useful life of the leased property. If the Master Lease were judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the properties and could lose the legal as well as economic attributes of the owners of the properties, which could have a material adverse effect on our business, financial position or results of operations.

•
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense. While the Master Lease requires, and any new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the Tenant, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that are or will be subject to sublimits and may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

If we experience a loss that is uninsured or that exceeds the policy coverage limits of the insurance maintained by the Tenant, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we could continue to be liable for the indebtedness even if these properties were irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of our business caused by a casualty event may result in the loss of business or tenants. The business interruption insurance carried by the Tenant may not fully compensate us for the loss of business due to an interruption caused by a casualty event. Further, if the Tenant has insurance but is underinsured, it may be unable to satisfy its payment obligations under its lease with us.

A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us or the Tenant upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.

•
Changes in building and/or zoning laws may require us to update a property in the event of recapture or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements. Due to changes, among other things, in applicable building and zoning laws, ordinances and codes that may affect certain of our properties that have come into effect after the initial construction of the properties, certain properties may not comply fully with current building and/or zoning laws, including electrical, fire, health and safety codes and regulations, use, lot coverage, parking and setback requirements, but may qualify as permitted non-conforming uses. Although the Master Lease requires the Tenant to pay for and ensure continued compliance with applicable law, there is no assurance that future leases will be negotiated on the same basis or that the Tenant or other future tenants will make the required changes as required by the terms of the Master Lease and/or any future leases we may enter into. In addition, such changes may limit the Tenant’s ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If the Tenant is unable to restore a property to its prior use after a substantial casualty loss or is required to comply with more stringent building or zoning codes and regulations, we may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect us.

•
Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments. As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we will not operate or manage most of our property, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release.

In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

•
Certain properties are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements. Many of the properties are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements that could adversely affect our ability to lease space to third parties. Such restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties; limitations affecting parking requirements; or restrictions on exterior or interior signage or facades. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding or redeveloping. Failure to secure such consents when necessary may harm our ability to execute leasing strategies, which could adversely affect our business, financial condition or results of operations.

•
Our properties are subject to risks from natural disasters such as earthquakes, hurricanes and severe weather. Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes. Such natural disasters or extreme weather conditions may interrupt operations at the casino resorts, damage our properties, and reduce the number of customers who visit our facilities in such areas. A severe earthquake in Las Vegas could damage or destroy a number of our properties. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we expect to operate could adversely affect the business and results of operations at our properties. Although the Tenant is required to maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we or the Tenant will be able to fully insure such losses or fully collect, if at all, on claims resulting from such natural disasters or extreme weather conditions.

In addition, the Master Lease allows the Tenant to elect to remove a property from the Master Lease following certain casualty or condemnation events. If the insurance proceeds received in such a casualty event are insufficient to restore the affected property, responsibility for the shortfall of insurance proceeds will be allocated between the Landlord and the Tenant as set forth in the Master Lease. If the condemnation award received in such a condemnation event is insufficient to restore the affected property, the shortfall in the condemnation award will be borne entirely by the Landlord. In either event, there can be no assurance that we would have access to sufficient funds to restore the affected property. Even if we are able to restore the affected property, we could be limited to selling or leasing such property to a new tenant in order to obtain an alternate source of revenue, which may not happen on comparable terms or at all. Any such removal also could lead to a reduction in the amount of rent we would receive under the Master Lease and negatively impact our revenues.

•
Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations. Terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by the Tenant and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that the Tenant is affected by future attacks, its business similarly could be adversely affected, including its ability to continue to meet obligations under the Master Lease. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

•
The operation of our properties will require, and the operation of properties acquired in the future (including any ROFO Properties we may acquire) will likely require, the use of certain brand names. The operation of our properties requires the use of certain brand names, and the terms of the Master Lease do not require the Tenant, MGM or any of its subsidiaries to transfer any intellectual property rights associated with any casino resort to us or to potential new tenants. If the Tenant or another subsidiary of MGM were to cease being the tenant of the properties, we or a successor tenant may be required to rebrand and/or renovate such properties at substantial cost. If we are unable to successfully manage the transition of our business to new brands in order to accommodate future tenants, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, in connection with the Formation Transactions, we entered into the royalty-free IP License Agreement with MGM pursuant to which we will have the right to use “MGM” in the corporate names of our company and our subsidiaries without royalties for up to 50 years. Pursuant to the IP License Agreement, we will also have the right to use the “MGM” mark and the “MGM” logo in our advertising materials without royalties for up to 50 years. We are reliant on MGM to maintain and protect its intellectual property rights and we could be adversely impacted by infringement, invalidation, unauthorized use or litigation affecting the licensed intellectual property or brand names used in the operation of the properties. When our right to use the MGM brand name and logo expires under the terms of the IP License Agreement, or if such agreement is terminated earlier due to a breach or otherwise, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
We have engaged and may engage in hedging transactions that may limit gains or result in losses. We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2016, we have aggregate interest rate swap agreements covering $500 million of borrowings under the Operating Partnership's term loan B facility and in January 2017, we entered into interest rate swap agreements covering an additional $700 million of borrowings under the Operating Partnership's term loan B facility. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

Risks Related to Our Affiliation with MGM

•
We are controlled by MGM, whose interests in our business may conflict with ours or yours. MGP's Class B share, representing a majority of the voting power of its shares, is owned by MGM, whose interests may differ from or conflict with the interests of MGP's other shareholders. MGM has the ability to exercise control over MGP's affairs, including control over the outcome of all matters submitted to MGP's shareholders for approval, including the election of directors and significant transactions. MGM will also have the power to prevent or cause a change in control as a result of its beneficial ownership of MGP's Class B share, which could, among other things, discourage a potential acquirer from attempting to obtain control of MGP in a manner that provides a control premium to any shareholders other than MGM. Moreover, in such a change of control, shareholders are not entitled to dissenters’ rights of appraisal under our operating agreement or applicable Delaware law. As a result, unless and until MGM and its controlled affiliates’ (excluding us and our subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, MGM will be able to effectively control us.

It is possible that MGM’s interests may, in some circumstances, conflict with your interests as a shareholder. For example, MGM may prevent us from selling properties if such sales would result in unfavorable tax allocations to MGM under Section 704(c) of the Code, which would require allocations to be made to MGM upon a transfer of any properties contributed by it to the Operating Partnership on account of the difference between the fair market value of those properties and their adjusted tax basis on the date that MGM contributed such properties, even if such a sale would be advantageous to MGP. In addition, because of our dual class structure, MGM will continue to be able to elect MGP's board of directors and control all matters submitted to MGP's shareholders for approval even though it does not own any Class A shares. This concentrated control will limit the ability of shareholders to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial, which could adversely affect the market price of MGP's Class A shares.

Various conflicts of interest between MGM and us could arise. Some of MGP's directors may own more stock in MGM than in our company. Ownership interests of officers and directors of MGM in MGP's shares, or a person’s service as either an officer or director of both companies, could create or appear to create potential conflicts of interest when those officers and directors are faced with decisions that could have different implications for MGM and us. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with MGM while it maintains control through the Class B share. Furthermore, our ability to lease our properties to or acquire properties from companies other than MGM or its affiliates in the future could be limited. In particular, we are prevented from selling or leasing our properties or interests in the Operating Partnership or the Landlord to competitors of MGM. Our operating agreement provides that MGM has no duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our customers or employing or otherwise engaging any of our directors, officers or employees, and MGM is not obligated to identify, acquire, or sell us any properties in the future.

Pursuant to the terms of MGP's operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to, among others, MGM and its affiliates and our directors or executive officers or any of their affiliates. Some of MGP's executive officers and directors may also serve as officers and directors of MGM. No such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any shareholder for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Therefore, MGM and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis.

In connection with the Formation Transactions we entered into various agreements to govern our relationship with MGM. These agreements include, in addition to the Master Lease, MCA, Corporate Services Agreement, IP License Agreement and Registration Rights Agreement. Related agreements and other transactions with MGM were determined by MGM and thus may not be representative of what we have achieved on a stand-alone basis or from an unaffiliated third party.

•
We are dependent on MGM for the provision of administration services to our operations and assets. The operation of our business depends on the administration services provided by MGM. MGM’s personnel and support staff that provide services to us are not required to act exclusively for us, and no specific individuals are required to be provided to us by MGM. Any failure to effectively manage our operations or to implement our strategy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If MGM were to default in the performance of its obligations to provide us with services, we may be unable to contract with a substitute service provider on similar terms or at all. The costs of substituting service providers may be substantial. In addition, in light of MGM’s familiarity with our properties, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. If we cannot locate a service provider that is able to provide us with substantially similar services as MGM does under our current agreements on similar terms, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
MGP's operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of its directors, officers and others. MGP's operating agreement provides that its board of directors, in exercising its rights in its capacity as members of the board of directors, is entitled to consider only such interests and factors as they desire, including MGM’s interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us and is not subject to any different standards imposed by our operating agreement, the Limited Liability Company Act of Delaware or under any other law, rule or regulation or in equity. Similarly, MGP's operating agreement provides that its officers, MGM and its affiliates and any other person eligible for indemnification under the terms of our operating agreement do not have any duties or liabilities, including fiduciary duties, to the fullest extent permitted by law, to us, any shareholder or any other person.

•
MGM has no obligation to fund our future capital needs. MGM has no obligation to fund our business and operations, and does not guarantee or otherwise provide credit support for our indebtedness. We cannot assure our unitholders and shareholders that adequate sources of funding will be available to us on favorable terms or at all. As a result, we may not be able to fund our future capital needs, which could have an adverse effect on our business, financial condition and results of operations.

•	If MGM engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered. Our operating agreement provides that:

•	the doctrine of corporate opportunity, or any analogous doctrine, does not apply to, among others, MGM and its affiliates and our directors or executive officers or any of their affiliates;

•
no such persons or entities will have any duty to communicate or offer any opportunity, of which such person becomes aware, relating to a potential transaction, agreement, arrangement or other matter that may be an opportunity for such other persons;

•
no such persons or entities will be liable to such other persons for breach of any fiduciary duty or other duty by reason of the fact that such person pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to such other persons or entities; and

•	MGM and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis.

If MGM were to engage in a business in direct competition with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
The Master Lease and other agreements governing our relationship with MGM were not negotiated on an arm’s-length basis and the terms of those agreements may be less favorable to us than they might otherwise have been in an arm’s-length transaction. In connection with the Formation Transactions, we entered into the Master Lease and various agreements to govern our relationship with MGM. These agreements include the MCA, Corporate Services Agreement, IP License Agreement, Registration Rights Agreement and a sublease agreement. While MGM endeavored to have these agreements reflect customary, arm’s-length commercial terms and conditions, these agreements are not the result of arm’s-length negotiations, and consequently there can be no assurance that the terms of these agreements are as favorable to us as if they had been negotiated with unaffiliated third parties. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under our agreements with MGM because of our desire to maintain our ongoing relationship with MGM and its affiliates.

•
MGM may undergo a change of control without the consent of us or of our unitholders and shareholders. MGM is not required to seek our consent or the consent of our shareholders in connection with a change of control involving MGM, and accordingly, MGM’s controlling interest in us may become controlled by a new owner of MGM in the event of such change of control. If a new owner were to acquire MGM and thereby acquire MGM’s interest in us, and appoint new directors or officers of its own choosing, it would be able to exercise substantial influence over our policies and procedures and exercise substantial influence over our management and the types of acquisitions that we make. Such changes could result in our capital being used to make acquisitions that are substantially different from our targeted acquisitions. Additionally, we cannot predict with any certainty the effect that any change of control of MGM and transfer in MGM’s interest in us would have on the trading price of our shares or on our ability to raise capital or make investments in the future, because such matters would depend to a large extent on the identity of the new owner and the new owner’s intentions with regard to us. As a result, our future would be uncertain, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
We are a “controlled company” within the meaning of applicable stock market rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to shareholders of other companies. MGM owns more than 50% of the voting power of our outstanding shares entitled to vote generally in the election of directors, and we are a “controlled company” under applicable stock exchange corporate governance standards. As a controlled company, we intend to rely on exemptions from certain stock exchange corporate governance standards, including the requirements that:

•	the majority of our board of directors consists of independent directors;

•	we have a nominating and governance committee composed entirely of independent directors with a written operating agreement addressing the committee’s purpose and responsibilities; and

•	we have a compensation committee composed entirely of independent directors with a written operating agreement addressing the committee’s purpose and responsibilities.

•
We intend to rely on these exemptions, and, as a result, you will not have the same protections afforded to shareholders of companies that are subject to all of the stock exchange corporate governance requirements.

Risks Related to MGP's REIT Election and Status as a REIT

•
If MGP does not qualify to be taxed as a REIT, or fails to remain qualified to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would have an adverse effect on our business, financial condition and results of operations. We intend to operate in a manner that will allow MGP to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received an opinion of Weil, Gotshal & Manges LLP (“REIT Tax Counsel”) that, commencing with our taxable year ended December 31, 2016, MGP will be organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and MGP's proposed method of operations will enable it to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ended December 31, 2016 and subsequent taxable years. You should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service (“IRS”) or any court. The opinion of REIT Tax Counsel represents only the view of REIT Tax Counsel, based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by MGM and us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued. REIT Tax Counsel will have no obligation to advise MGM, us or the holders of our shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of REIT Tax Counsel and our qualification to be taxed as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by REIT Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Any failure to qualify to be taxed as a REIT, or failure to remain to be qualified to be taxed as a REIT, would have an adverse effect on our business, financial condition and results of operations.

•
Qualifying to be taxed as a REIT involves highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and violations of these provisions could jeopardize our REIT qualification. Qualification to be taxed as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize MGP's REIT qualification. MGP's qualification to be taxed as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, MGP's ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.

•
The ownership limits that apply to REITs, as prescribed by the Code and by our operating agreement, may inhibit market activity in our shares and restrict our business combination opportunities. In order for MGP to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares may be owned, beneficially or constructively, by five or fewer individuals, as defined in the Code to include certain entities, at any time during the last half of each taxable year after the first year for which MGP elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own MGP's shares during at least 335 days of a taxable year (other than the first taxable year for which it elects to be taxed as a REIT). Also, subject to limited exceptions, neither MGP nor an actual or constructive owner of 10% or more (by value) of its shares may actually or constructively own 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant. Any tenant that exceeds such ownership limits is referred to as a related party tenant, and rent from a related party tenant generally will not qualify under the REIT income tests. Subject to certain exceptions, MGP's operating agreement authorizes its board of directors to take such actions as are necessary and desirable to preserve its qualification to be taxed as a REIT. MGP's operating agreement also provides that, unless exempted by the board of directors in its sole discretion, no person may own more than 9.8% in value or in number, whichever is more restrictive, of any class of its shares (other than its Class B share) or 9.8% in value of the aggregate outstanding shares of all classes and series of its shares, including if repurchases by us cause a person’s holdings to exceed such limitations. The constructive ownership rules are complex and may cause Class A shares owned directly or constructively by a group of related individuals to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for our shares or otherwise be in the best interests of our shareholders.

•
Distributions payable by REITs generally do not qualify for the reduced tax rates available for some dividends. Distributions payable by REITs generally are not eligible for the reduced U.S. federal income tax rates applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts or estates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including MGP's Class A shares.

•
REIT distribution requirements could adversely affect our ability to execute our business plan. To maintain REIT status, MGP must meet a number of organizational and operational requirements, including a requirement that it annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, MGP will be subject to U.S. federal corporate income tax on its undistributed net taxable income. In addition, MGP will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to Class A shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to Class A shareholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of MGP's Class A shares.

•
To fund our growth strategy and refinance our indebtedness, we may depend on external sources of capital, which may not be available to us on commercially reasonable terms or at all. To maintain REIT status, MGP must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. As a result of these requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we intend to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at maturity. Continued or increased turbulence in the United States or international financial markets and economies could adversely affect our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain the financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

•	the market’s perception of our growth potential;

•	our then-current levels of indebtedness;

•	our historical and expected future earnings, cash flows and cash distributions; and

•	the market price of MGP's Class A shares.

In addition, our ability to access additional capital may be limited by the terms of the indebtedness we have previously incurred, which may restrict our incurrence of additional debt. If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt, which could have a material adverse effect on our business, financial condition and results of operations.

•
Even if MGP remains qualified to be taxed as a REIT, we may face other tax liabilities that reduce our cash flow. Even if MGP remains qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in the future, we may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (a “TRS”), to the extent we have a TRS in the future, or other subsidiary corporations that will be subject to foreign, federal, state and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

•
Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities. To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing MGP's REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our unitholders and shareholders.

In addition to the asset tests set forth above, to qualify to be taxed as a REIT MGP must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to Class A shareholders and the ownership of MGP's Class A shares. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying to be taxed as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

•
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities. The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into primarily to manage risk of currency fluctuations or to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise choose to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

•
If MGP fails to meet the REIT income tests as a result of receiving non-qualifying income, we would be required to pay a penalty tax in order to retain MGP's REIT status, or MGP may fail to qualify as a REIT. Certain income we receive could be treated as non-qualifying income for purposes of the REIT requirements. For example, rents we receive or accrue from the Tenant will not be treated as qualifying rent for purposes of these requirements if the Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Master Lease is not respected as a true lease for U.S. federal income tax purposes, MGP may fail to qualify to be taxed as a REIT. Even if MGP has reasonable cause for a failure to meet the REIT income tests as a result of receiving non-qualifying income, we would nonetheless be required to pay a penalty tax in order to retain MGP's REIT status.

•
Legislative or other actions affecting REITs could have a negative effect on us. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors, our business plans or us. For instance, it is possible that future legislation could result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. We cannot predict how changes in the tax laws might affect our investors or us. New legislation,

Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect MGP's ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

Risks Related to MGP's Class A Shares

•
The market price and trading volume of our shares may be volatile. The market price of MGP's Class A shares may be volatile. In addition, the trading volume in MGP's Class A shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of MGP's Class A shares will not fluctuate or decline significantly in the future.

Some of these factors, many of which are beyond our control, could negatively affect the market price of MGP's Class A shares or result in fluctuations in the price or trading volume of MGP's Class A shares include:

•	actual or anticipated variations in our quarterly results of operations or distributions;

•	changes in our funds from operations or earnings estimates;

•	publication of research reports about us or the real estate or gaming industries;

•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;

•	changes in market valuations of similar companies;

•	market reaction to any additional debt we may incur in the future;

•	additions or departures of key personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community about our company or industry or the economy in general;

•	the occurrence of any of the other risk factors presented in our periodic reports;

•	general market and economic conditions; and

•	enactment of legislation that could materially reduce or eliminate the tax advantages of REITs.

•
Our cash available for distribution to shareholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions, make such distributions in the form of shares or may not be able to make such distributions in full. Distributions that we make are authorized and determined by MGP's board of directors in its sole discretion out of funds legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions are at the sole discretion of MGP's board of directors and will be declared based upon various factors, including, but not limited to: future taxable income, limitations contained in debt instruments, debt service requirements, operating cash inflows and outflows including capital expenditures and acquisitions, limitations on our ability to use cash generated in the TRSs, if any, to fund distributions and applicable law.

For purposes of satisfying the minimum distribution requirement to qualify for and maintain REIT status, MGP's taxable income will be calculated without reference to our cash flow. Consequently, under certain circumstances, we may not have available cash to pay our required distributions, and we may need to increase our borrowings in order to fund our intended distributions, or we may distribute a portion of our distributions in the form of MGP's Class A shares, which could result in significant shareholder dilution, or in the form of our debt instruments. While the IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy that REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes, those rulings may be relied upon only by taxpayers to whom they were issued, and no assurances can be provided that we would obtain a similar ruling from the IRS if we were to request such a ruling, which we do not currently intend to do. Therefore, it is unclear whether and to what extent we will be able to make taxable dividends payable in-kind. In addition, to the extent we were to make distributions that include MGP's Class A shares or debt instruments, a Class A shareholder will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such Class A shareholder.

•
Future offerings of debt and/or preferred equity securities, which may be senior to our shares for purposes of distributions or upon liquidation, could adversely affect the market price of MGP's Class A shares. In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. If a liquidation event were to occur, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of MGP's Class A shares, or both. Holders of MGP's Class A shares are not entitled to preemptive rights or other protections against dilution. MGP's preferred shares, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of MGP's Class A shares. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of MGP's Class A shares and diluting their shareholdings in us.

•
Our earnings and cash distributions could affect the market price of MGP's Class A shares. MGP's Class A shares may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flows to shareholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of MGP's Class A shares. Our failure to meet market expectations with regard to future earnings and cash distributions could adversely affect the market price of MGP's Class A shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our portfolio consists of ten premier destination resorts operated by MGM, including properties that we believe are among the world's finest casino resorts, and The Park in Las Vegas. As of December 31, 2016, all of the Company's properties were leased to the Tenant under the Master Lease, a triple-net operating lease with an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant.

The land and substantially all of the assets of our properties secure up to $2.1 billion in aggregate principal amount of the Operating Partnership's senior secured credit facility.

Please see "Item 1. Business" for further information pertaining to the Company’s properties.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to MGP

Market Information

Our Class A shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “MGP.” Our shares have only been publicly traded since April 20, 2016. The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of our Class A shares on the NYSE Composite Tape.

	High	Low
2016
Second Quarter(1)	$26.90	$21.76
Third Quarter	27.11	24.32
Fourth Quarter	26.32	23.80

(1) Represents the period from April 20, 2016, the first date on which our shares were publicly traded, until June 30, 2016.

The following table sets forth, for the calendar quarters within 2016 indicated, the dividend declared per Class A share.

Dividend
Declared
2016
Second Quarter(1)	$0.2632
Third Quarter	0.3875
Fourth Quarter	0.3875

(1) Represents the period from April 20, 2016, the first date on which our shares were publicly traded, until June 30, 2016.

Holders

There were 2 record holders of our Class A shares as of March 1, 2017. A nominee of DTC is one of the record holders for the Class A shares, which holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold securities for their own accounts or for the accounts of their customers.

Distribution Policy

The Operating Partnership has made distributions, and MGP has declared pro rata cash dividends each quarter since the completion of MGP's initial public offering as shown in the table above. While we plan to continue to make quarterly distributions and dividends, no assurances can be made as to the frequency of any future distributions and dividends. Distributions and dividends made by us are authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and are dependent upon a number of factors, including restrictions under applicable law. If we have underestimated our cash available for distribution, we may need to increase the borrowings made by the Operating Partnership in order to fund our intended distributions and dividends. We expect that our distributions may exceed our net income under U.S. GAAP because of non-cash expenses included in net income. Notwithstanding the forgoing, the Operating Partnership's credit agreement and the indentures governing the Operating Partnership's senior notes restrict the Operating Partnership’s ability to make restricted payments, including to make distributions and pay dividends on or redeem or repurchase Operating Partnership units. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

In the future, MGP expects to pay quarterly dividends in cash of approximately $22.3 million equal to $0.3875 per share (or $89.1 million on an annualized basis equal to $1.55 per share) to its Class A shareholders, which amount may be changed in the future at the discretion of MGP's Board of Directors.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities with respect to the Operating Partnership

Market Information

There is currently no established public trading market for Operating Partnership units. The following table sets forth, for the calendar quarters within 2016 indicated, the distribution declared per Operating Partnership unit.

Distribution
Declared
2016
Second Quarter	$0.2632
Third Quarter	0.3875
Fourth Quarter	0.3875

Holders

There were 12 record holders of our Operating Partnership units as of March 1, 2017 consisting entirely of MGP and other subsidiaries of MGM.

Distribution Policy

The Operating Partnership has made distributions each quarter since the completion of MGP's initial public offering as shown in the chart above. While the Operating Partnership plans to continue to make quarterly distributions, no assurances can be made as to the frequency of any future distributions. Distributions made by the Operating Partnership are authorized and determined by the Operating Partnership's general partner in its sole discretion out of funds legally available therefor, and are dependent upon a number of factors, including restrictions under applicable law. If the Operating Partnership has underestimated its cash available for distribution, it may need to increase its borrowings in order to fund its intended distributions. We expect that its distributions may exceed its net income under U.S. GAAP because of non-cash expenses included in net income. Notwithstanding the forgoing, the Operating Partnership's credit agreement and the indentures governing its senior notes restrict its ability to make restricted payments, including to make distributions on or redeem or repurchase Operating Partnership units. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

Recent Sales of Unregistered Securities

In connection with the Formation Transactions the Operating Partnership issued 158.0 million Operating Partnership units to subsidiaries of MGM on the IPO Date pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration for the transfer of newly formed subsidiaries holding the real estate assets related to the IPO Properties from subsidiaries of MGM to the Operating Partnership.

In connection with the Borgata Transaction the Operating Partnership issued 27.4 million Operating Partnership units to a subsidiary of MGM on August 1, 2016 pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Operating Partnership units were issued as part of the consideration for the transfer of the real estate assets related to Borgata from a subsidiary of MGM to the Landlord.

PERFORMANCE GRAPH
The graph below matches MGM Growth Properties' cumulative eight-month total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the FTSE NAREIT Equity REITs index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends as required by the SEC) from April 20, 2016 to December 31, 2016. The return shown on the graph is not necessarily indicative of future performance.
The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Index	4/20/16	4/16	5/16	6/16	7/16	8/16	9/16	10/16	11/16	12/16
MGM Growth Properties	100.00	100.27	104.50	122.49	124.46	115.78	121.43	122.59	111.79	119.73
S&P 500	100.00	100.39	102.19	102.46	106.23	106.38	106.40	104.46	108.33	110.47
FTSE NAREIT Equity REITs	100.00	97.61	99.98	106.96	111.40	107.31	105.42	99.46	97.79	102.37

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data for MGP and the Operating Partnership that should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. For additional information, please see the section entitled "Recently issued accounting standards" included in Note 2 to the accompanying combined and consolidated financial statements. The historical results set forth below are not necessarily indicative of the results of operations to be expected in the future.

MGM Growth Properties LLC (“MGP”)

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands, except share and per share data)
Statement of Operations:
Total revenues	$467,548	$—	$—	$—
Operating income (loss)	153,774	(261,954)	(246,242)	(253,873)
Net income (loss)	35,346	(261,954)	(246,242)	(253,873)
Net income attributable to Class A shareholders	29,938	—	—	—
Net income per Class A share—basic:
Net income (loss) attributable to Class A shareholders	$0.52	N/A	N/A	N/A
Weighted average Class A shares outstanding	57,502,158	N/A	N/A	N/A
Net income per Class A share—diluted:
Net income (loss) attributable to Class A shareholders	$0.52	N/A	N/A	N/A
Weighted average Class A shares outstanding	57,751,489	N/A	N/A	N/A

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Balance Sheet:
Real estate investments, net	$9,079,678	$7,793,639	$7,867,812	$7,963,570
Total assets	9,506,740	7,793,639	7,867,812	7,963,570
Debt, net	3,621,942	—	—	—
Class A shareholders’ equity	1,333,817	—	—	—
Noncontrolling interest	4,274,444	—	—	—
Total shareholders' equity/Predecessor net Parent investment	5,608,261	6,058,959	6,127,347	6,296,856

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands, except per share data)
Other Data:
Net cash provided by (used in) operating activities	$297,781	$(58,473)	$(59,980)	$(59,485)
Net cash used in investing activities	(138,987)	(129,308)	(90,504)	(78,528)
Net cash provided by financing activities	201,698	187,781	150,484	138,013
Dividends declared per Class A share	1.04	N/A	N/A	N/A

MGM Growth Properties Operating Partnership LP

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands, except share and per share data)
Statement of Operations:
Total revenues	$467,548	$—	$—	$—
Operating income (loss)	153,774	(261,954)	(246,242)	(253,873)
Net income (loss)	35,346	(261,954)	(246,242)	(253,873)
Net income per Operating Partnership unit—basic:
Net income (loss)	$0.52	N/A	N/A	N/A
Weighted average Operating Partnership units outstanding	232,181,070	N/A	N/A	N/A
Net income per Operating Partnership unit—diluted:
Net income (loss)	$0.52	N/A	N/A	N/A
Weighted average Operating Partnership units outstanding	232,430,401	N/A	N/A	N/A

Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the period including and subsequent to the IPO Date. See Note 13 to the accompanying combined and consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands)
Balance Sheet:
Real estate investments, net	$9,079,678	$7,793,639	$7,867,812	$7,963,570
Total assets	9,506,740	7,793,639	7,867,812	7,963,570
Debt, net	3,621,942	—	—	—
Partners’ capital/Predecessor net Parent investment	5,608,261	6,058,959	6,127,347	6,296,856

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands, except per unit data)
Other Data:
Net cash provided by (used in) operating activities	$297,781	$(58,473)	$(59,980)	$(59,485)
Net cash used in investing activities	(138,987)	(129,308)	(90,504)	(78,528)
Net cash provided by financing activities	201,698	187,781	150,484	138,013
Distributions declared per Operating Partnership unit	1.04	N/A	N/A	N/A

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements.

The following discussion and analysis is based on, and should be read in conjunction with, the combined and consolidated financial statements and the related notes thereto, of MGP and the Operating Partnership for the years ended December 31, 2016, 2015 and 2014. Prior to April 25, 2016, the historical financial statements have been prepared on a “carve-out” basis from MGM’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the IPO Properties, which were controlled by MGM, and have been determined to be the Predecessor of MGP and the Operating Partnership for accounting purposes (the “Predecessor”). These historical financial statements include allocations of income, expenses, assets and liabilities from MGM that reflect significant assumptions, and the combined and consolidated financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had MGP or the Operating Partnership been a stand-alone company during the periods presented. As a result, historical financial information prior to the IPO Date is not necessarily indicative of the future results of operations, financial position and cash flows of MGP or the Operating Partnership. The financial position, results of operations and cash flows presented from the IPO Date through December 31, 2016 reflect the results of MGP and the Operating Partnership subsequent to the April 25, 2016 initial public offering.

Executive Overview

MGP is a limited liability company that was formed in Delaware on October 23, 2015. MGP conducts its operations through the Operating Partnership, a Delaware limited partnership formed by MGM on January 6, 2016 and became a subsidiary of MGP on the IPO Date. MGP intends to make an election on its U.S. federal income tax return for our taxable year ended December 31, 2016 to be treated as a REIT.

Following the completion of MGP's initial public offering, it became a publicly traded REIT primarily engaged in the real property business which consists of owning, acquiring and leasing large-scale destination entertainment and leisure resort properties, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. MGM continued to hold a controlling interest in MGP following the completion of its initial public offering through its ownership of MGP's single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. In addition, MGM continues to hold a majority economic interest in the Operating Partnership through its ownership of Operating Partnership units. One of MGP's subsidiaries is the sole general partner of the Operating Partnership.

We generate all of our revenues by leasing our real estate properties through the Landlord, a wholly owned subsidiary of the Operating Partnership, to the Tenant, a subsidiary of MGM, in a “triple-net” lease arrangement, which requires the Tenant to pay substantially all costs associated with each property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent and the percentage rent, each as described below. The Master Lease has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. Additionally, the Master Lease provides us with a right of first offer to purchase the real estate assets with respect to the ROFO Properties in the event that MGM elects to sell them. The annual rent payments due under the Master Lease for the first lease year were initially $550 million and increased to $650 million for the remainder of the year following the completion of the Borgata Transaction. Payments under the Master Lease are guaranteed by MGM.

As of December 31, 2016, our portfolio consisted of ten premier destination resorts operated by MGM, including properties that we believe are among the world’s finest casino resorts, and The Park in Las Vegas.

Borgata Transaction

On August 1, 2016, MGM completed its acquisition of Boyd Gaming’s ownership interest in Borgata. Immediately following such transaction, we acquired Borgata’s real property from MGM for consideration consisting of the assumption of $545 million of indebtedness from a subsidiary of MGM and the issuance of 27.4 million Operating Partnership units to a subsidiary of MGM. The real property related to Borgata was then leased back to a subsidiary of MGM under an amendment to the existing Master Lease.

Pursuant to the amendment, the initial annual rent payments increased by $100 million, prorated for the remainder of the first lease year after the Borgata Transaction. Consistent with the Master Lease terms, 90% of this rent will be fixed and contractually grow at 2% per lease year until 2022.

The Borgata Transaction was accounted for as a transaction between entities under common control, and therefore we recorded the Borgata real estate assets at their carryover value of $1.3 billion as determined by MGM in its purchase price allocation. In addition, we recognized an above-market lease liability and an above-market lease asset related to ground leases assigned to the Landlord as part of the Borgata Transaction covering approximately 11 acres partially underlying and adjacent to the Borgata. Under terms of the Master Lease, the Tenant is responsible for the rent payments related to these ground leases during the term of the Master Lease. We are amortizing the above-market lease liability on a straight-line basis over the terms of the underlying ground leases, which extend through 2070. We are amortizing the above-market lease asset on a straight-line basis over the term of the Master Lease, which extends through 2046 (including reasonably assured renewal periods).

Master Lease

Rent under the Master Lease consists of the base rent and the percentage rent. The annual rent payment due under the Master Lease was initially $550 million, which increased to $650 million after the Borgata Transaction for the remainder of the first year. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $585 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $65 million.

Base Rent

The base rent is a base annual amount for the duration of the lease and includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the Operating Subtenants of the properties collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue. Base rent and percentage rent that are known at the lease commencement date will be recorded on a straight-line basis over 30 years, which represents the initial ten-year non-cancelable lease term and all four five-year renewal terms under the Master Lease, as we have determined such renewal terms to be reasonably assured.

Percentage Rent

The percentage rent is a variable percentage rent which consists of a fixed annual amount for approximately the first six years of our Master Lease and is then adjusted every five years thereafter based on the average actual annual net revenues of the Tenant, and, without duplication, the Operating Subtenants from the leased properties subject to the Master Lease at such time during the trailing five-calendar-year period (calculated by multiplying the average annual net revenues-excluding net revenue attributable to certain scheduled subleases (and, at the Tenant’s option, reimbursed cost revenue) for the trailing five-calendar-year period by 1.4%).

Under the Master Lease, the Tenant is required to maintain the premises in reasonably good order and repair. The Master Lease requires the Tenant to spend an aggregate amount of at least 1% of actual adjusted net revenues from the properties per calendar year on capital expenditures.

General and Administrative and Corporate Services

We incur general and administrative expenses for items such as compensation costs, professional services, legal expenses, certain costs of being a public company and office costs. In addition, we incur costs for corporate services from MGM for amounts reimbursed to MGM under the Corporate Services Agreement that covers financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services.

General and administrative expenses for the year ended December 31, 2016 were $9.9 million. Pursuant to the terms of the partnership agreement of the Operating Partnership, the Operating Partnership is required to pay for or reimburse MGP for these expenses-and generally for any expenses MGP incurs relating to the operation of, or for the benefit of, the Operating Partnership or MGP. Any such reimbursements are taken into account by our wholly owned subsidiary, the general partner, before causing the Operating Partnership to make any distributions to holders of Operating Partnership units and do not affect our pro rata entitlement, as a holder of Operating Partnership units, to distributions from the Operating Partnership.

Expenditures necessary to maintain our properties in reasonably good order and repair are paid or reimbursed by the Tenant pursuant to the Master Lease. Other operating expenses relating to our properties such as property taxes and insurance are also paid or reimbursed by the Tenant pursuant to the Master Lease.

Combined Results of Operations for MGP and the Operating Partnership

Overview

The following comparative discussion of results of operations for the year ended December 31, 2016 reflects the results of operations of the Predecessor through April 24, 2016 combined with the results of operations of MGP and the Operating Partnership from the IPO Date through December 31, 2016. The prior year periods reflect solely the results of operations of the Predecessor.

Revenues

Revenues, including tenant reimbursements and other, for the year ended December 31, 2016 were $467.5 million. Revenues for the year ended December 31, 2016 represent revenues generated by the Company from April 25, 2016 through December 31, 2016. The Predecessor generated no revenues during the years ended December 31, 2015 and 2014. Tenant reimbursement and other revenue arises primarily from the triple-net structure of the Master Lease which provides for Tenant being responsible for payment of certain expenses as discussed above, including property taxes of the properties. We recognize revenue related to property taxes for which we are the primary obligor in the same periods as the expense is incurred. We recognize the cost basis of non-normal tenant improvements in accordance with U.S. GAAP ("Non-Normal Tenant Improvements") as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives applying the straight-line method and deferred revenue is amortized applying the straight-line method as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.

Operating Expenses

Depreciation. Depreciation expense for the year ended December 31, 2016 was $220.7 million, which includes depreciation expense of the Predecessor through April 24, 2016 of $63.7 million. Depreciation expense for the years ended December 31, 2015 and 2014 was $196.8 million and $186.3 million, respectively, which solely relates to the depreciation expense of the Predecessor. Depreciation expense increased primarily due to depreciation recognized on property improvements during the year as well as accelerated depreciation recognized on assets disposed of during the year.

Property transactions, net. Property transactions, net for the year ended December 31, 2016 were $4.7 million, compared to $6.7 million for the year ended December 31, 2015, and relate to normal losses on the disposition of assets recognized during the year. The Predecessor did not have any property transactions, net for the year ended December 31, 2014.

Property taxes. Property tax expense for the year ended December 31, 2016 was $65.1 million, compared to $48.1 million and $48.3 million for the years ended December 31, 2015 and 2014, respectively. This increase was due to higher property tax assessments and the addition of the real estate assets of Borgata during the year ended December 31, 2016.

Property insurance. Property insurance expense for the year ended December 31, 2016 was $2.9 million, compared to $10.4 million and $11.6 million for the years ended December 31, 2015 and 2014, respectively. Property insurance expense decreased in the current year because MGP and the Operating Partnership do not recognize property insurance expense following the IPO Date due to such costs being direct costs of the Tenant and not an obligation of MGP or the Operating Partnership.

Acquisition-related expenses. Acquisition-related expenses for the year ended December 31, 2016 were $10.2 million, which were expenses incurred in connection with the Borgata Transaction, including real estate transfer taxes of $6.8 million and titles fees of $2.1 million. The Predecessor did not have any acquisition-related expenses for the years ended December 31, 2015 and 2014.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2016 were $9.9 million, which primarily relates to compensation costs, including share-based compensation expense. For the year ended December 31, 2016, we incurred $1.5 million of certain costs relating to payroll and relocation costs. The Predecessor did not have any general and administrative expense for the years ended December 31, 2015 and 2014.
Non-Operating Expenses
Total non-operating expenses for the year ended December 31, 2016 were $116.2 million, primarily related to interest expense on our senior secured credit facility and senior notes, which included amortization of debt issuance costs of $7.2 million. There were no non-operating expenses for the years ended December 31, 2015 and 2014.

Supplemental Data: Results of Operations Subsequent to the Formation Transactions

The following table summarizes the combined and consolidated results of operations of the Operating Partnership for the year ended December 31, 2016:

	Year Ended	Less: Activity	IPO Date to
	December 31, 2016	prior to IPO Date	December 31, 2016
	(in thousands, except unit and per unit amounts)
Revenues
Rental revenue	$419,239	$—	$419,239
Tenant reimbursements and other	48,309	—	48,309
	467,548	—	467,548
Expenses
Depreciation	220,667	63,675	156,992
Property transactions, net	4,684	874	3,810
Property taxes	65,120	16,891	48,229
Property insurance	2,943	2,943	—
Amortization of above market lease, net	286	—	286
Acquisition-related expenses	10,178	—	10,178
General and administrative	9,896	—	9,896
	313,774	84,383	229,391
Operating income (loss)	153,774	(84,383)	238,157
Non-operating income (expense)
Interest income	774	—	774
Interest expense	(116,212)	—	(116,212)
Other non-operating	(726)	—	(726)
	(116,164)	—	(116,164)
Income (loss) before income taxes	37,610	(84,383)	121,993
Provision for income taxes	(2,264)	—	(2,264)
Net income (loss)	35,346	(84,383)	119,729
Less: Net (income) loss attributable to noncontrolling interest	$(5,408)	$84,383	$(89,791)
Net income attributable to Class A shareholders	$29,938	$—	$29,938
Reconciliation of Non-GAAP Financial Measures
Net income (loss)	$35,346	$(84,383)	$119,729
Depreciation	220,667	63,675	156,992
Property transactions, net	4,684	874	3,810
Funds From Operations	260,697	(19,834)	280,531
Amortization of financing costs	7,195	—	7,195
Non-cash compensation expense	510	—	510
Net effect of straight-line rent and deferred revenue amortization	(1,819)	—	(1,819)
Acquisition-related expenses	10,178	—	10,178
Amortization of above market lease, net	286	—	286
Provision for income taxes	2,264	—	2,264
Adjusted Funds From Operations	279,311	(19,834)	299,145
Interest income	(774)	—	(774)
Interest expense	116,212	—	116,212
Amortization of financing costs	(7,195)	—	(7,195)
Adjusted EBITDA	$387,554	$(19,834)	$407,388

Weighted average Operating Partnership units outstanding
Basic			232,181,070
Diluted			232,430,401
FFO per Operating Partnership unit
Diluted			$1.21
AFFO per Operating Partnership unit
Diluted			$1.29

Non-GAAP Measures

Funds From Operations (“FFO”) is net income (computed in accordance with U.S. GAAP), excluding gains and losses from sales or disposals of property (presented as property transactions, net), plus real estate depreciation, as defined by the National Association of Real Estate Investment Trusts.

Adjusted Funds From Operations (“AFFO”) is FFO as adjusted for amortization of financing costs, the net amortization of the above market lease, non-cash compensation expense, acquisition-related expenses, provision for income taxes, the net effect of straight-line rents and deferred revenue amortization.

Adjusted EBITDA is net income (computed in accordance with U.S. GAAP) as adjusted for gains and losses from sales or disposals of property (presented as property transactions, net), real estate depreciation, interest income, interest expense, the net amortization of the above market lease, non-cash compensation expense, acquisition-related expenses, provision for income taxes and the net effect of straight-line rents and deferred revenue amortization.

FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA are supplemental performance measures that have not been prepared in conformity with U.S. GAAP that management believes are useful to investors in comparing operating and financial results between periods. Management believes that this is especially true since these measures exclude real estate depreciation and amortization expense and management believes that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes such a presentation also provides investors with a meaningful measure of the Company’s operating results in comparison to the operating results of other REITs. Adjusted EBITDA is useful to investors to further supplement AFFO and FFO and to provide investors a performance metric which excludes interest expense. In addition to non-cash items, beginning with the third quarter of 2016, the Company revised its calculations of AFFO and Adjusted EBITDA for acquisition-related expenses. While we do not label these expenses as non-recurring, infrequent or unusual, management believes that it is helpful to adjust for these expenses when they do occur to allow for comparability of results between periods because each acquisition is (and will be) of varying size and complexity and may involve different types of expenses depending on the type of property being acquired and from whom. This revision to such calculations had no significant impact on our AFFO and Adjusted EBITDA as reported in prior periods.

FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA do not represent cash flow from operations as defined by U.S. GAAP, should not be considered as an alternative to net income as defined by U.S. GAAP and are not indicative of cash available to fund all cash flow needs. Investors are also cautioned that FFO, FFO per unit, AFFO, AFFO per unit and Adjusted EBITDA as presented, may not be comparable to similarly titled measures reported by other REITs due to the fact that not all real estate companies use the same definitions.

The following table presents a reconciliation of net income (loss) to FFO, AFFO and Adjusted EBITDA:

	Year Ended
	December 31,
	2016	2015

Net income (loss)	$35,346	$(261,954)
Depreciation	220,667	196,816
Property transactions, net	4,684	6,665
Funds From Operations	260,697	(58,473)
Amortization of financing costs	7,195	—
Non-cash compensation expense	510	—
Net effect of straight-line rent and deferred revenue amortization	(1,819)	—
Acquisition-related expenses	10,178	—
Amortization of above market lease, net	286	—
Provision for income taxes	2,264	—
Adjusted Funds From Operations	279,311	(58,473)
Interest income	(774)	—
Interest expense	116,212	—
Amortization of financing costs	(7,195)	—
Adjusted EBITDA	$387,554	$(58,473)

Liquidity and Capital Resources

Property rental revenue is our primary source of cash from operations and is dependent on the Tenant’s ability to pay rent. All of our indebtedness is held by the Operating Partnership and MGP does not guarantee any of the Operating Partnership's indebtedness. MGP's principal funding requirement is the payment of distributions on its Class A shares, and its principal source of funding for these distributions is the distributions it receives from the Operating Partnership. MGP's liquidity is therefore dependent upon the Operating Partnership's ability to make sufficient distributions to it. The Operating Partnership's primary uses of cash include payment of operating expenses, debt service and distributions to us. We believe that the Operating Partnership currently has sufficient liquidity to satisfy all of its commitments, including its distributions to MGP, and in turn, that we currently have sufficient liquidity to satisfy all our commitments in the form of $360.5 million in cash and cash equivalents held by the Operating Partnership as of December 31, 2016, expected cash flows from operations, and $600.0 million of borrowing capacity under the Operating Partnership's revolving credit facility as of December 31, 2016.

Summary of Cash Flows

Net cash provided by operating activities for the year ended December 31, 2016 was $297.8 million, which includes cash inflows from rental revenues under the Master Lease and outflows for general and administrative expenses and acquisition-related expenses as well as interest payments. During the year ended December 31, 2016, operating outflows included $19.8 million related to activities of the Predecessor prior to the IPO Date funded by MGM. Net cash used in operating activities for the years ended December 31, 2015 and 2014 were $58.5 million and $60.0 million, respectively, which were attributable to the operating expenses of the Predecessor.

Net cash used in investing activities for the year ended December 31, 2016 was $139.0 million, which was attributable to capital expenditures, compared to cash used in investing activities of $129.3 million and $90.5 million during the years ended December 31, 2015 and 2014, respectively. Such amounts were funded by MGM and relate to the activity of the Predecessor prior to the IPO Date.

Net cash provided by financing activities for the year ended December 31, 2016 was $201.7 million, which was primarily attributable to net proceeds of $3.6 billion from the issuance of indebtedness by the Operating Partnership and net proceeds of $1.1 billion received from the issuance of Class A shares, partially offset by the $4.5 billion repayment of the bridge facilities that were assumed by the Operating Partnership in connection with the Formation Transactions and the Borgata Transaction. Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $187.8 million and $150.5 million, respectively, which represent the net amounts transferred from MGM related to the Predecessor.

Dividends and Distributions

On June 16, 2016, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $0.2632 per unit (which amount was based on a distribution of $0.3575 per Operating Partnership unit for a full quarter). MGP’s Board of Directors concurrently declared a pro rata cash dividend for the quarter ended June 30, 2016, of $0.2632 per Class A share (which amount was based on a dividend of $0.3575 per Class A share for a full quarter) payable to shareholders of record as of June 30, 2016. The distribution and dividend were paid on July 15, 2016.

On September 15, 2016, the Operating Partnership announced a distribution to holders of Operating Partnership units of $0.3875 per unit. MGP’s Board of Directors concurrently declared a cash dividend for the quarter ended September 30, 2016 of $0.3875 per Class A share payable to shareholders of record as of September 30, 2016. The distribution and dividend were paid on October 14, 2016.
On December 15, 2016, the Operating Partnership announced a distribution to holders of Operating Partnership units of $0.3875 per unit. MGP’s Board of Directors concurrently declared a quarterly dividend of $0.3875 per Class A share (which amount was based on a dividend of $1.55 per Class A share for a full year). The distribution and dividend were paid on January 16, 2017 to holders of record on December 30, 2016.
In the future, MGP expects to pay quarterly dividends in cash of approximately $22.3 million equal to $0.3875 per share (or $89.1 million on an annualized basis equal to $1.55 per share) to its Class A shareholders, which amount may be changed in the future at the discretion of MGP's Board of Directors.

Principal Debt Arrangements

As of December 31, 2016, we had $3.7 billion principal amount of indebtedness in the form of the Operating Partnership's (i)senior secured credit facilities and (ii) $1.05 billion principal amount of 5.625% senior notes due 2024 and $500 million principal amount of 4.50% senior notes due 2026 (collectively, the “senior notes”). The Operating Partnership’s senior secured credit facilities include a $292.5 million term loan A facility which matures in 2021, a $1.84 billion term loan B facility which matures in 2023 and a $600.0 million revolving credit facility which also matures in 2021. No amounts were drawn under the revolving credit facility as of December 31, 2016.
On October 26, 2016, the Operating Partnership completed a re-pricing of its term loan B facility. As a result of the re-pricing, the term loan B facility will bear interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In February 2017, MGP's corporate family rating was upgraded which resulted in the Operating Partnership receiving a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75%. All other principal provisions of the Company’s existing credit facility remained unchanged.
The Operating Partnership's senior secured credit facility contains customary representations and warranties, events of default, and positive and negative covenants, and, with respect to the revolving credit facility and the term loan A facility, financial covenants. As of December 31, 2016, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to 1.00, a total net debt to adjusted total assets ratio of not more than 0.65 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. The Operating Partnership was in compliance with its credit agreement covenants at December 31, 2016. The indentures governing the senior notes contain certain customary affirmative and negative covenants and events of default.

Capital Expenditures

We may agree, at MGM’s request, to fund the cost of certain capital improvements at arm’s-length terms and conditions, which may include an agreed upon increase in rent under the Master Lease. Otherwise, except as described below in connection with a deconsolidation event, capital expenditures for the properties leased under the Master Lease are the responsibility of the Tenant. The Master Lease requires the Tenant to spend an aggregate amount of at least 1% of actual adjusted net revenues from the properties per calendar year on capital expenditures.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, a deconsolidation event occurs, we will be required to pay the Tenant, should the Tenant so elect, for all Non-Normal Tenant Improvements, and subject to an initial cap of $100 million in the first year of the Master Lease increasing on a cumulative basis by $75 million on the first day of each lease year thereafter. Examples of Non-Normal Tenant Improvements include the costs of structural elements at the properties, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties. In addition, equipment that would be a necessary improvement at any of the properties, including elevators, air conditioning systems, or electrical wiring that are integral to such property would qualify as a Non-Normal Tenant Improvement. Non-Normal Tenant Improvements were $72.4 million as of December 31, 2016.

Except as described in the two preceding paragraphs, the Tenant is required to pay for all maintenance expenditures and capital improvements. The Landlord is entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Landlord is required to pay for in connection with a deconsolidation event, and such capital improvements will be subject to the terms of the Master Lease.

Inflation

The Master Lease provides for certain increases in rent as a result of the fixed annual rent escalator or changes in the variable percentage rent as further described above under “—Master Lease.” We expect that inflation will cause the variable percentage rent provisions to result in rent increases over time. However, we could be negatively affected if increases in rent are not sufficient to cover increases in our operating expenses due to inflation. In addition, inflation and increased cost may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue due to inflation.

Off-Balance Sheet Arrangements

As of December 31, 2016 and as of the date this report was filed, we do not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2016:

	Payments due by Period
	2017	2018	2019	2020	2021	Thereafter	Total

Long-term debt	$41.9	$33.5	$33.5	$33.5	$247.3	$3,293.6	$3,683.3
Estimated interest payments on long-term debt(1)	164.1	162.9	161.8	160.6	151.1	341.5	1,142.0
Ground leases(2)	6.4	6.7	6.7	7.0	7.0	703.5	737.3
Total	$212.4	$203.1	$202.0	$201.1	$405.4	$4,338.6	$5,562.6

(1)
Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2016 and LIBOR rates as of December 31, 2016 for our senior credit facility. We have adjusted estimated interest expense to include the impact of our interest rate swap agreements with a $500 million notional amount that were entered into in December 2016, for which we pay a fixed rate of 1.825% and receive the 1-month LIBOR rate.

(2)
Commitments under ground leases extending through 2070 assigned to the Company in the Borgata Transaction as discussed in Note 3 to the accompanying financial statements. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046.

Application of Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. We have identified certain accounting policies that we believe are the most critical to the presentation of our financial information over a period of time. These accounting policies may require our management to make decisions on subjective and/or complex matters relating to reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. These would further lead us to estimate the effect of matters that may inherently be uncertain.

Estimates are required in order to prepare the financial statements in conformity with U.S. GAAP. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, determining the useful lives of real estate properties and evaluating the impairment of long-lived assets, valuation of derivative financial instruments and allocation of income taxes. The judgment on such estimates and underlying assumptions is based on our experience and various other factors that we believe are reasonable under the circumstances. These form the basis of our judgment on matters that may not be apparent from other available sources of information. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The future financial statement presentation, financial condition, results of operations and cash flows may be affected to the extent that the actual results differ materially from our estimates.

Income Taxes - REIT Qualification

We will elect to be taxed and we believe we will qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders, determined without regard to the dividends paid deduction and excluding any net capital gains. As a REIT, we generally will not be subject to federal income tax on income that we pay as distributions to our shareholders. If we fail to qualify as a REIT in any taxable year, we will for that year and subsequent years be subject to U.S. federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Real Estate Investments

Real estate costs related to the acquisition and improvement of our properties are capitalized and include expenditures that materially extend the useful lives of existing assets. We consider the period of future benefit of an asset to determine its appropriate useful life. Depreciation on our buildings, improvements and integral equipment is computed using the straight-line method over an estimated useful life of 3 to 40 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 3 to 40 years is an appropriate estimate of useful life.

Impairment of Real Estate Investments

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements, and equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in a property over its remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the asset (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques.

Market Risk

Our primary market risk exposure is interest rate risk with respect to our existing variable-rate long-term indebtedness. As of December 31, 2016, we have incurred indebtedness in principal amount of $3.7 billion. An increase in interest rates could make the financing of any acquisition by us more costly as well as increase the costs of our variable rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

On October 26, 2016, the Operating Partnership completed a re-pricing of its $1.84 billion term loan B facility. As a result of the re-pricing, the term loan B facility initially bears interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. To manage our exposure to changes in LIBOR rates, on December 6, 2016, we entered into five-year interest rate swap agreements with a total $500 million notional amount to pay a fixed rate of 1.825% and receive the 1-month LIBOR rate in order to reduce the interest rate risk. On January 26, 2017, we entered into additional interest rate swap agreements through November 2021 with a total $700 million notional amount to pay a fixed rate of 1.964% and receive the 1-month LIBOR rate in order to reduce the interest rate risk. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. As of December 31, 2016, long-term variable rate borrowings represented approximately 44.3% of our total borrowings. Assuming a 100 basis-point increase in LIBOR-in the case of term loan B facility (over the 0.75% floor specified in our senior secured credit facility), our annual interest cost would increase by approximately $16 million based on gross amounts outstanding at December 31, 2016. The following table provides information about the maturities of our long-term debt subject to changes in interest rates. Average interest rates presented relate to the interest rate of the debt maturity in the period:

								Fair Value
	Debt maturing in							December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016

Fixed-rate	$—	$—	$—	$—	$—	$1,550.0	$1,550.0	$1,585.0
Average interest rate						5.262%	5.262%
Variable rate	$41.9	$33.5	$33.5	$33.5	$247.3	$1,743.6	$2,133.3	$2,155.5
Average interest rate	3.509%	3.509%	3.509%	3.509%	3.520%	3.500%	3.503%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Combined and Consolidated Financial Statements and Notes to Combined and Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Reports thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 46 to 77 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures with respect to MGP

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of MGP’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures with respect to the Operating Partnership

In this “Controls and Procedures with respect to the Operating Partnership” section, the terms “we,”“our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries, and “management,”“principal executive officer” and “principal financial officer” refers to the management, principal executive officer and principal financial officer of the Operating Partnership and of the Operating Partnership's general partner.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. The Operating Partnership's management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Operating Partnership’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which we expect to file with the SEC within 120 days after December 31, 2016 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Director Compensation” and “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Shareholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2016:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(in thousands)
Equity compensation plans approved by shareholders(1)	294	N/A	2,211
Equity compensation plans not approved by shareholders	—	—	—
Total	294	N/A	2,211

(1)
As of December 31, 2016 we had restricted share units, performance share units and deferred share units outstanding. These awards do not have an exercise price. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information appearing under “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements.

(a)(2).	Financial Statement Schedule.

MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP:
Schedule III — Real Estate and Accumulated Depreciation — December 31, 2016	80

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3).	Exhibits.

Exhibit Number	Description
2.1
Master Contribution Agreement by and among MGM Resorts International, MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP, dated as of April 25, 2016 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 25, 2016)

3.1
Amended and Restated Limited Liability Company Agreement of MGM Growth Properties LLC, effective April 18, 2016 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)

3.2
Amended and Restated Limited Partnership Agreement of MGM Growth Properties Operating Partnership LP, effective April 25, 2016 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016)

4.1
Indenture, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of MGM Resorts International filed on April 21, 2016)

Exhibit Number	Description
4.2
Registration Rights Agreement, dated as of April 20, 2016, among MGP Escrow Issuer, LLC and MGP Escrow Co-Issuer, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of MGM Resorts International filed on April 21, 2016)

4.3
Supplemental Indenture, dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, MGP Escrow Co-Issuer, Inc., MGP Lessor Holdings, LLC, MGP Lessor, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on April 25, 2016)

4.4
Indenture, dated as of August 12, 2016, among MGM Growth Properties Operating Partnership LP, MGP Finance Co-Issuer, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 12, 2016)

10.1	Master Lease between MGP Lessor, LLC and MGM Lessee, LLC, dated April 25, 2016 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 25, 2016)
10.2
First Amendment to Master Lease, dated as of August 1, 2016, between MGP Lessor, LLC and MGM Lessee, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGM Resorts International filed on August 1, 2016)

10.3
Credit Agreement dated as of April 25, 2016, among MGM Growth Properties Operating Partnership LP, the financial institutions referred to as Lenders therein and the Administrative Agent (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on April 25, 2016)

10.4
First Amendment to Credit Agreement, dated October 26, 2016, among MGM Growth Properties Operating Partnership LP, the other loan parties and lenders named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 26, 2016)

10.5
Corporate Services Agreement between MGM Growth Properties Operating Partnership LP and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 25, 2016)

10.6
Registration Rights Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on April 25, 2016)

10.7
IP License Agreement between MGM Growth Properties LLC and MGM Resorts International, dated as of April 25, 2016 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 25, 2016)

10.8*	Employment Agreement of James C. Stewart (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-11 (File No. 333-210322) filed on April 5, 2016)
10.9*	Employment Agreement of Andy H. Chien (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-11 (File No. 333-210322) filed on April 5, 2016)
10.10*	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 (File No. 333-210832) filed on April 19, 2016)
10.11*	Annual Performance-Based Incentive Plan (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K of MGM Growth Properties LLC filed on April 25, 2016)
10.12*	Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.8of our Current Report on Form 8-K filed on April 25, 2016)
10.13*	MGM Growth Properties LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on April 25, 2016)
10.14*	2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on April 25, 2016)
10.15*	Form of 2016 Performance Share Units Agreement (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on April 25, 2016)
10.16*	Form of 2016 Performance Share Units Agreement (Bonus) (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on April 25, 2016)

Exhibit Number	Description
10.17*	Form of 2016 Restricted Share Units Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed on April 25, 2016)
10.18*	Form of 2016 Restricted Share Units Agreement (Employees) (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed on April 25, 2016)
10.19*	Form of 2016 Restricted Share Units Agreement (MGM Non-Employee Directors) (incorporated by reference to Exhibit 10.15of our Current Report on Form 8-K filed on April 25, 2016)
10.20*	Form of 2016 Restricted Share Units Agreement (MGM Employees) (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on April 25, 2016)
21.1	Subsidiaries of MGM Growth Properties LLC
21.2	Subsidiaries of MGM Growth Properties Operating Partnership LP
23.1	Consent of Deloitte & Touche LLP for MGM Growth Properties LLC
23.2	Consent of Deloitte & Touche LLP for MGM Growth Properties Operating Partnership LP
31.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to Rule 13a-14(a) and15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4
Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Executive Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.3	Certification of Chief Financial Officer of MGM Growth Properties LLC pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.4	Certification of Chief Financial Officer of MGM Growth Properties Operating Partnership LP pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following information from each of the MGM Growth Properties LLC and MGM Growth Properties Operating Partnership LP’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language: (i) Combined and Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Combined and Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Combined and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Stockholders’ Equity (for MGM Growth Properties LLC) or of Partners’ Capital (for MGM Growth Properties Operating Partnership LP) for the years ended December 31, 2016, 2015 and 2014; (vi) Notes to the Combined and Consolidated Financial Statements; and (vii) Financial Statement Schedule

*	Management contract or compensatory plan or arrangement.

**
Exhibits 32.1, 32.2, 32.3 and 32.4 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MGM Growth Properties LLC

We have audited the accompanying combined and consolidated balance sheets of MGM Growth Properties LLC and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related combined and consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in Item 15 of the Table of Contents. These combined and consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of MGM Growth Properties LLC and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined and consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
MGM Growth Properties Operating Partnership LP

We have audited the accompanying combined and consolidated balance sheets of MGM Growth Properties Operating Partnership LP and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related combined and consolidated statements of operations and comprehensive income (loss), cash flows, and partners’ capital for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in Item 15 of the Table of Contents. These combined and consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of MGM Growth Properties Operating Partnership LP and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined and consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 6, 2017

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Real estate investments, net	$9,079,678	$7,793,639
Cash and cash equivalents	360,492	—
Tenant and other receivables, net	9,503	—
Prepaid expenses and other assets	10,906	—
Above market lease, asset	46,161	—
Total assets	$9,506,740	$7,793,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt, net	$3,621,942	$—
Due to MGM Resorts International and affiliates	166	—
Accounts payable, accrued expenses and other liabilities	10,478	—
Above market lease, liability	47,957	—
Accrued interest	26,137	—
Dividend payable	94,109	—
Deferred revenue	72,322	—
Deferred income taxes, net	25,368	1,734,680
Total liabilities	3,898,479	1,734,680
Commitments and contingencies (Note 14)
Shareholders' equity
Class A shares: no par value, 1,000,000,000 shares authorized, 57,500,000 and 100 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,363,130	—
Accumulated deficit	(29,758)	—
Accumulated other comprehensive income	445	—
Predecessor net Parent investment	—	6,058,959
Total Class A shareholders' equity	1,333,817	6,058,959
Noncontrolling interest	4,274,444	—
Total shareholders' equity	5,608,261	6,058,959
Total liabilities and shareholders' equity	$9,506,740	$7,793,639

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental revenue	$419,239	$—	$—
Tenant reimbursements and other	48,309	—	—
	467,548	—	—
Expenses
Depreciation	220,667	196,816	186,262
Property transactions, net	4,684	6,665	—
Property taxes	65,120	48,122	48,346
Property insurance	2,943	10,351	11,634
Amortization of above market lease, net	286	—	—
Acquisition-related expenses	10,178	—	—
General and administrative	9,896	—	—
	313,774	261,954	246,242
Operating income (loss)	153,774	(261,954)	(246,242)
Non-operating income (expense)
Interest income	774	—	—
Interest expense	(116,212)	—	—
Other non-operating	(726)	—	—
	(116,164)	—	—
Income (loss) before income taxes	37,610	(261,954)	(246,242)
Provision for income taxes	(2,264)	—	—
Net income (loss)	35,346	(261,954)	(246,242)
Less: Net (income) loss attributable to noncontrolling interest	(5,408)	261,954	246,242
Net income attributable to Class A shareholders	$29,938	$—	$—

Weighted average Class A shares outstanding:
Basic	57,502,158	N/A	N/A
Diluted	57,751,489	N/A	N/A

Per Class A share data
Net income per Class A share (basic)	$0.52	N/A	N/A
Net income per Class A share (diluted)	$0.52	N/A	N/A

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$35,346	$(261,954)	$(246,242)
Other comprehensive income
Unrealized gain on cash flow hedges	1,879	—	—
Other comprehensive income	1,879	—	—
Comprehensive income (loss)	37,225	(261,954)	(246,242)
Less: Comprehensive income attributable to noncontrolling interests	(6,842)	—	—
Comprehensive income (loss) attributable to Class A shareholders	$30,383	$(261,954)	$(246,242)

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$35,346	$(261,954)	$(246,242)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	220,667	196,816	186,262
Property transactions, net	4,684	6,665	—
Amortization of deferred financing costs and debt discount	7,195	—	—
Amortization related to above market lease, net	286	—	—
Provision for income taxes	2,264	—	—
Straight-line rental revenues	(1,739)	—	—
Amortization of deferred revenue	(80)	—	—
Share-based compensation	510	—	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(9,503)	—	—
Prepaid expenses and other assets	6,747	—	—
Due to MGM Resorts International and affiliates	166	—	—
Accounts payable, accrued expenses and other liabilities	5,101	—	—
Accrued interest	26,137	—	—
Net cash provided by (used in) operating activities	297,781	(58,473)	(59,980)
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	(138,987)	(129,308)	(90,504)
Net cash used in investing activities	(138,987)	(129,308)	(90,504)
Cash flows from financing activities
Proceeds from issuance of debt	3,700,000	—	—
Deferred financing costs	(77,163)	—	—
Repayment of bridge facilities	(4,544,850)	—	—
Repayment of debt principal	(16,750)	—	—
Issuance of Class A shares	1,207,500	—	—
Class A share issuance costs	(75,032)	—	—
Dividends and distributions paid	(150,829)	—	—
Net cash transfers from Parent	158,822	187,781	150,484
Net cash provided by financing activities	201,698	187,781	150,484
Cash and cash equivalents
Net increase for the period	360,492	—	—
Balance, beginning of period	—	—	—
Balance, end of period	$360,492	$—	$—
Supplemental cash flow disclosures
Interest paid	$82,880	$—	$—
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$72,402	$—	$—
Borgata Transaction net assets acquired	$1,273,230	$—	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC
COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years ended December 31, 2016, 2015 and 2014
(in thousands, except per share amounts)

	Class A Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Predecessor Net Parent Investment	Total Class A Shareholders' Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at January 1, 2014	$—	$—	$—	$—	$6,296,856	$6,296,856	$—	$6,296,856
Net loss	—	—	—	—	(246,242)	(246,242)	—	(246,242)
Net transfers from Parent	—	—	—	—	76,733	76,733	—	76,733
Balance at December 31, 2014	—	—	—	—	6,127,347	6,127,347	—	6,127,347
Net loss	—	—	—	—	(261,954)	(261,954)	—	(261,954)
Net transfers from Parent	—	—	—	—	193,566	193,566	—	193,566
Balance at December 31, 2015	—	—	—	—	6,058,959	6,058,959	—	6,058,959
Net loss - January 1, 2016 to April 24, 2016	—	—	—	—	(84,383)	(84,383)	—	(84,383)
Assumption of bridge facilities from MGM	—	—	—	—	(4,000,000)	(4,000,000)	—	(4,000,000)
Other contributions from MGM	—		—	—	1,893,502	1,893,502	—	1,893,502
Issuance of Class A shares	—	1,207,500	—	—	—	1,207,500	—	1,207,500
Initial public offering costs	—	(75,032)	—	—	—	(75,032)	—	(75,032)
Noncontrolling interest and additional paid-in capital effective April 24, 2016	—	201,785	—	—	(3,868,078)	(3,666,293)	3,666,293	—
Borgata Transaction	—	28,753	—	—	—	28,753	699,626	728,379
Net income - April 25, 2016 to December 31, 2016	—	—	29,938	—	—	29,938	89,791	119,729
Share-based compensation	—	124	—	—	—	124	386	510
Deemed contribution - tax sharing agreement	—	—	—	—	—	—	2,156	2,156
Dividends and distributions paid	—	—	(37,415)	—	—	(37,415)	(113,414)	(150,829)
Dividends and distributions declared as of December 31, 2016	—	—	(22,281)	—	—	(22,281)	(71,828)	(94,109)
Other comprehensive income - cash flow hedges	—	—	—	445	—	445	1,434	1,879
Balance at December 31, 2016	$—	$1,363,130	$(29,758)	$445	$—	$1,333,817	$4,274,444	$5,608,261

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Real estate investments, net	$9,079,678	$7,793,639
Cash and cash equivalents	360,492	—
Tenant and other receivables, net	9,503	—
Prepaid expenses and other assets	10,906	—
Above market lease, asset	46,161	—
Total assets	$9,506,740	$7,793,639

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Debt, net	$3,621,942	$—
Due to MGM Resorts International and affiliates	166	—
Accounts payable, accrued expenses and other liabilities	10,478	—
Above market lease, liability	47,957	—
Accrued interest	26,137	—
Distribution payable	94,109	—
Deferred revenue	72,322	—
Deferred income taxes, net	25,368	1,734,680
Total liabilities	3,898,479	1,734,680
Commitments and contingencies (Note 14)
Partners’ capital
General partner	—	—
Limited partners: 242,862,136 Operating Partnership units issued and outstanding as of December 31, 2016	5,608,261	—
Predecessor net Parent investment	—	6,058,959
Total partners’ capital	5,608,261	6,058,959
Total liabilities and partners’ capital	$9,506,740	$7,793,639

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental revenue	$419,239	$—	$—
Tenant reimbursements and other	48,309	—	—
	467,548	—	—
Expenses
Depreciation	220,667	196,816	186,262
Property transactions, net	4,684	6,665	—
Property taxes	65,120	48,122	48,346
Property insurance	2,943	10,351	11,634
Amortization of above market lease, net	286	—	—
Acquisition-related expenses	10,178	—	—
General and administrative	9,896	—	—
	313,774	261,954	246,242
Operating income (loss)	153,774	(261,954)	(246,242)
Non-operating income (expense)
Interest income	774	—	—
Interest expense	(116,212)	—	—
Other non-operating	(726)	—	—
	(116,164)	—	—
Income (loss) before income taxes	37,610	(261,954)	(246,242)
Provision for income taxes	(2,264)	—	—
Net income (loss)	$35,346	$(261,954)	$(246,242)

Per Operating Partnership unit data
Net income per Operating Partnership unit (basic)	$0.52	N/A	N/A
Net income per Operating Partnership unit (diluted)	$0.52	N/A	N/A

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$35,346	$(261,954)	$(246,242)
Unrealized gain on cash flow hedges	1,879	—	—
Comprehensive income (loss)	$37,225	$(261,954)	$(246,242)

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$35,346	$(261,954)	$(246,242)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	220,667	196,816	186,262
Property transactions, net	4,684	6,665	—
Amortization of deferred financing costs and debt discount	7,195	—	—
Amortization related to above market lease, net	286	—	—
Provision for income taxes	2,264	—	—
Straight-line rental revenues	(1,739)	—	—
Amortization of deferred revenue	(80)	—	—
Share-based compensation	510	—	—
Change in operating assets and liabilities:
Tenant and other receivables, net	(9,503)	—	—
Prepaid expenses and other assets	6,747	—	—
Due to MGM Resorts International and affiliates	166	—	—
Accounts payable, accrued expenses and other liabilities	5,101	—	—
Accrued interest	26,137	—	—
Net cash provided by (used in) operating activities	297,781	(58,473)	(59,980)
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	(138,987)	(129,308)	(90,504)
Net cash used in investing activities	(138,987)	(129,308)	(90,504)
Cash flows from financing activities
Proceeds from issuance of debt	3,700,000	—	—
Deferred financing costs	(77,163)	—	—
Repayment of bridge facilities	(4,544,850)	—	—
Repayment of debt principal	(16,750)	—	—
Proceeds from purchase of Operating Partnership units by MGP	1,132,468	—	—
Distributions paid	(150,829)	—	—
Net cash transfers from Parent	158,822	187,781	150,484
Net cash provided by financing activities	201,698	187,781	150,484
Cash and cash equivalents
Net increase for the period	360,492	—	—
Balance, beginning of period	—	—	—
Balance, end of period	$360,492	$—	$—
Supplemental cash flow disclosures
Interest paid	$82,880	$—	$—
Non-cash investing and financing activities
Non-Normal Tenant Improvements by Tenant	$72,402	$—	$—
Borgata Transaction net assets acquired	$1,273,230	$—	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
COMBINED AND CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the Years ended December 31, 2016, 2015 and 2014
(in thousands, except per unit amounts)

	General Partner	Limited Partners	Predecessor Net Parent Investment	Total Partners' Capital
Balance at January 1, 2014	$—	$—	$6,296,856	$6,296,856
Net loss	—	—	(246,242)	(246,242)
Net transfers from Parent	—	—	76,733	76,733
Balance at December 31, 2014	—	—	6,127,347	6,127,347
Net loss	—	—	(261,954)	(261,954)
Net transfers from Parent	—	—	193,566	193,566
Balance at December 31, 2015	—	—	6,058,959	6,058,959
Net loss - January 1, 2016 to April 24, 2016	—	—	(84,383)	(84,383)
Assumption of bridge facilities from MGM	—	—	(4,000,000)	(4,000,000)
Other contributions from MGM	—	—	1,893,502	1,893,502
Limited partnership interest effective April 25, 2016	—	3,868,078	(3,868,078)	—
Purchase of Operating Partnership units by MGM	—	1,132,468	—	1,132,468
Borgata Transaction	—	728,379	—	728,379
Net income - April 25, 2016 to December 31, 2016	—	119,729	—	119,729
Share-based compensation	—	510	—	510
Deemed contribution - tax sharing agreement	—	2,156	—	2,156
Distributions paid	—	(150,829)	—	(150,829)
Distributions declared as of December 31, 2016	—	(94,109)	—	(94,109)
Other comprehensive income - cash flow hedges	—	1,879	—	1,879
Balance at December 31, 2016	$—	$5,608,261	$—	$5,608,261

The accompanying notes are an integral part of these combined and consolidated financial statements.

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS

Organization. MGM Growth Properties LLC (“MGP” or the “Company”) is a limited liability company that was organized in Delaware on October 23, 2015. MGP conducts its operations through MGM Growth Properties Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership that was formed on January 6, 2016 and acquired by MGP on April 25, 2016 (the “IPO Date”) in connection with MGP's formation transactions, including its initial public offering of Class A shares as discussed further below. The Company intends to make an election on its federal income tax return for its taxable year ended December 31, 2016 to be treated as a real estate investment trust (“REIT”).

MGM Resorts International (“MGM” or the “Parent”) is a Delaware corporation that acts largely as a holding company and, through its subsidiaries, owns and operates large-scale destination entertainment and leisure resorts. Prior to the IPO Date, the real estate assets of The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit and Beau Rivage (collectively, the “IPO Properties”), which comprised the Company’s real estate investments prior to the acquisition of Borgata (as described below), were owned and operated by MGM. On the IPO Date, MGM engaged in a series of transactions (the “Formation Transactions”) in which subsidiaries of MGM transferred the IPO Properties to newly formed subsidiaries and subsequently transferred 100% ownership interest in such subsidiaries to the Operating Partnership pursuant to a Master Contribution Agreement (the “MCA”) in exchange for Operating Partnership units representing limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of $4 billion of indebtedness from the contributing MGM subsidiaries.

On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests at an initial offering price of $21.00 per share, inclusive of the full exercise by the underwriters of their option to purchase 7,500,000 Class A shares. MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the Operating Partnership units and the general partner interest in the Operating Partnership. Certain subsidiaries of MGM acquired the remaining 73.3% of the outstanding Operating Partnership units on such date. MGM retained ownership of MGP’s outstanding Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from the operations of MGP or upon liquidation or winding up of MGP but which represents a majority of the voting power of MGP’s shares. As a result, MGP continues to be controlled by MGM through its majority voting rights, and is consolidated by MGM.

As of December 31, 2016, there were 242,862,136 Operating Partnership units outstanding in the Operating Partnership of which MGM owned 185,362,136 Operating Partnership units or 76.3%, an increase from the 73.3% that MGM owned immediately following the IPO Date, as a result of the Operating Partnership’s acquisition of the real property associated with the Borgata Hotel Casino & Spa (“Borgata”) from MGM on August 1, 2016, which had the result of reducing MGP’s ownership interest in the Operating Partnership from 26.7% to 23.7% (see Note 3 for additional information regarding this transaction). MGM’s Operating Partnership units are exchangeable into Class A shares of MGP on a one-to-one basis, or cash at the fair value of a Class A share. The determination of settlement method is at the option of MGP’s independent conflicts committee. MGM’s indirect ownership of these Operating Partnership units is recognized as a noncontrolling interest in MGP’s financial statements. A wholly owned subsidiary of MGP is the general partner of the Operating Partnership and operates and controls all of its business affairs. As a result, MGP consolidates the Operating Partnership and its subsidiaries.

MGP is a publicly traded REIT primarily engaged through its investment in the Operating Partnership in the real property business, which consists of owning, acquiring and leasing large-scale destination entertainment and leisure resorts, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail. A wholly owned subsidiary of the Operating Partnership (the “Landlord”) leases all of its real estate properties back to a wholly owned subsidiary of MGM (the “Tenant”) under a master lease agreement (the “Master Lease”).

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying combined and consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

For periods prior to the IPO Date, the accompanying combined and consolidated financial statements of MGP and the Operating Partnership represent the IPO Properties, which were controlled by MGM, and have been determined to be MGP’s and the Operating Partnership’s predecessor for accounting purposes (the “Predecessor”). The accompanying combined and consolidated financial statements include Predecessor financial statements that have been “carved out” of MGM’s consolidated financial statements and reflect significant assumptions and allocations. The financial statements do not fully reflect what the Predecessor’s results of operations, financial position and cash flows would have been if the Predecessor had been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of the future results of operations, financial position and cash flows of MGP or the Operating Partnership.

For periods subsequent to the IPO Date, the accompanying combined and consolidated financial statements of MGP and the Operating Partnership represent the results of operations, financial positions and cash flows of MGP and the Operating Partnership, including their respective subsidiaries.

Principles of consolidation. The Company identifies entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIE”). A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. The combined and consolidated financial statements of MGP include the accounts of the Operating Partnership, a VIE of which the Company is the primary beneficiary, as well as its wholly owned and majority-owned subsidiaries. MGP’s maximum exposure to loss is the carrying value of the assets and liabilities of the Operating Partnership, which represents all of MGP’s assets and liabilities. As MGP holds what is deemed a majority voting interest in the Operating Partnership through its ownership of the Operating Partnership’s sole general partner, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs. The combined and consolidated financial statements of the Operating Partnership include the accounts of its wholly owned subsidiary, the Landlord, which owns the real estate, a VIE of which the Operating Partnership is the primary beneficiary. The Operating Partnership’s maximum exposure to loss is the carrying value of the assets and liabilities of the Landlord, which represent $9.1 billion of the Operating Partnership’s assets and $152.6 million of the Operating Partnership’s liabilities at December 31, 2016. As the Company holds what is deemed a majority voting interest in the Landlord, it qualifies for the exemption from providing certain of the required disclosures associated with investments in VIEs.

For entities not determined to be VIEs, the Company consolidates such entities in which the Company owns 100% of the equity. For entities in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to control the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, the Company records a noncontrolling interest on the combined and consolidated balance sheets. All intercompany balances and transactions are eliminated in consolidation.

Noncontrolling interest. MGP presents noncontrolling interest and classifies such interest as a component of consolidated shareholders’ equity, separate from the Company’s Class A shareholders’ equity. Noncontrolling interest in MGP represents Operating Partnership units currently held by subsidiaries of MGM. Net income or loss of the Operating Partnership is allocated to its noncontrolling interest based on the noncontrolling interest’s ownership percentage in the Operating Partnership except for income tax expenses as discussed in Note 8. Ownership percentage is calculated by dividing the number of Operating Partnership units held by the noncontrolling interest by the total Operating Partnership units held by the noncontrolling interest and the Company. Issuance of additional Class A shares and Operating Partnership units changes the ownership interests of both the noncontrolling interest and the Company. Such transactions and the related proceeds are treated as capital transactions.

MGM may tender its Operating Partnership units for redemption by the Operating Partnership in exchange for cash equal to the market price of MGP’s Class A shares at the time of redemption or for unregistered Class A shares on a one-for-one basis. Such selection to pay cash or issue Class A shares to satisfy an Operating Partnership unitholder’s redemption request is solely within the control of MGP’s independent conflicts committee.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant assumptions and estimates relate to the useful lives of real estate assets, real estate impairment assessments, and valuation of derivative financial instruments as well as the allocation of income taxes to the Company’s Predecessor. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from these estimates.

Real estate investments. Real estate investments consist of land, buildings, improvements and integral equipment. Because the Formation Transactions and the Borgata Transaction (as defined below) represent transactions between entities under common control, such real estate was initially recorded by the Company at MGM’s historical cost basis, less accumulated depreciation (i.e., there was no change in the basis of the contributed assets), as of the IPO Date and the date of the consummation of the Borgata Transaction, respectively. Costs of maintenance and repairs to real estate investments are the responsibility of the Tenant under the Master Lease.

Although the Tenant is responsible for all capital expenditures during the term of the Master Lease, if, in the future, MGM ceases to consolidate MGP, the Company may be required to pay the Tenant, should the Tenant so elect, for certain capital improvements that would not constitute “normal tenant improvements” in accordance with U.S. GAAP (“Non-Normal Tenant Improvements”), subject to an initial cap of $100 million in the first year of the Master Lease increasing annually by $75 million each year thereafter. The Company will be entitled to receive additional rent based on the 10-year Treasury yield plus 600 basis points multiplied by the value of the new capital improvements the Company is required to pay for in connection with a deconsolidation event and such capital improvements will be subject to the terms of the Master Lease. Examples of Non-Normal Tenant Improvements include the costs of structural elements at The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, The Park, Gold Strike Tunica, MGM Grand Detroit, Beau Rivage and Borgata, including capital improvements that expand the footprint or square footage of any of the properties or extend the useful life of the properties, as well as equipment that would be a necessary improvement at any of the properties, including initial installation of elevators, air conditioning systems or electrical wiring. Such Non-Normal Tenant Improvements are capitalized and depreciated over the asset’s remaining life. Non-Normal Tenant Improvements were $72.4 million as of December 31, 2016.

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, land improvements and integral equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows plus net proceeds expected from disposition of the assets (if any) are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows, appraisals or other valuation techniques. There were no impairment charges related to long-lived assets recognized during the years ended December 31, 2016, 2015 or 2014.

Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value.

Revenue recognition. Rental revenue under the Master Lease is recognized on a straight-line basis over the non-cancelable term and reasonably assured renewal periods, which includes the initial lease term of ten years and all four additional five-year terms under the Master Lease, for all contractual revenues that are determined to be fixed and measurable. The difference between such rental revenue earned and the cash rent due under the provisions of the Master Lease is recorded as deferred rent receivable and included as a component of tenant and other receivables, net or as deferred revenue if cash rent due exceeds rental revenue earned.

Property tax reimbursements from Tenant arise from the triple-net structure of the Master Lease which provides for the recovery of property taxes, which are paid by the Company on behalf of the Tenant. This revenue is recognized in the same periods as the expense is incurred.

Deferred revenue. The Company recognizes the cost basis of Non-Normal Tenant Improvements as real estate investments and deferred revenue. The Company depreciates the real estate investments over their estimated useful lives applying the straight-line method and deferred revenue is amortized applying the straight-line method as additional rental revenue over the remaining term of the Master Lease once the related real estate assets are placed in service.

Depreciation and property transactions. Depreciation expense is recognized over the useful lives of real estate applying the straight-line method. Useful lives are periodically reviewed. Leased real estate and leasehold improvements are depreciated on a straight-line basis over the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and integral equipment	3 to 20 years

Property transactions, net are comprised of transactions related to long-lived assets, such as normal losses on the disposition of assets.

Property insurance. The combined and consolidated financial statements include the allocation of property insurance costs incurred and paid by MGM with respect to the Company’s Predecessor. MGM has an annual master property insurance program for which a total premium is allocated to each property. Property insurance expenses were allocated to the Company’s Predecessor for all the IPO Properties transferred. The expense allocations have been determined on a basis that both the Company and MGM consider to be a reasonable reflection of the benefit received by the Company’s Predecessor during the periods presented. The allocations may not, however, reflect the expense that the Company’s Predecessor would have incurred as a stand-alone entity for the periods presented. The Company does not recognize property insurance expense subsequent to the IPO Date, as these costs are the direct responsibility of the Tenant under the Master Lease.

Acquisition-related expenses. The Company expenses transaction costs associated with business combinations in the period in which they are incurred. These costs are included in acquisition-related expenses within the combined and consolidated statements of operations.

General and administrative. General and administrative expenses include the salaries and benefits of employees and external consulting costs. In addition, pursuant to a corporate services agreement entered into on the IPO Date between the Operating Partnership and MGM (the “Corporate Services Agreement”), MGM provides the Operating Partnership and its subsidiaries with financial, administrative and operational support services, including accounting and finance support, human resources support, legal and regulatory compliance support, insurance advisory services, internal audit services, governmental affairs monitoring and reporting services, information technology support, construction services and various other support services. MGM is reimbursed for all costs it incurs directly related to providing the services thereunder. The Operating Partnership incurred expenses pursuant to the Corporate Services Agreement from the IPO Date through December 31, 2016 of $0.9 million.

Share-based compensation. The Company recognizes share-based compensation awards as compensation expense and includes such expense within general and administrative expense in the combined and consolidated statement of operations. Compensation expense, net of estimated forfeitures, for restricted share unit awards is based on the fair value of MGP’s Class A shares at the date of grant and is generally recognized ratably over the vesting period. For ratable awards, the Company recognized compensation costs for all grants on a straight-line basis over the requisite service period of the entire award. Compensation expense for performance share unit awards, which have market conditions, is based on a Monte Carlo simulation at the date of grant and is generally recognized ratably over the vesting period.

Net income per share. Basic net income per share includes only the weighted average number of Class A shares outstanding during the period. Dilutive net income per share includes the weighted average number of Class A shares and the dilutive effect of share-based compensation awards outstanding during the period, when such awards are dilutive.

Net income per unit. Basic net income per unit includes only the weighted average number of Operating Partnership units outstanding during the period. Dilutive net income per unit includes the weighted average number of Operating Partnership units and the dilutive effect of share-based compensation awards outstanding during the period, when such awards are dilutive.

Deferred financing costs. Deferred financing costs were incurred in connection with the issuance of the term loan facilities, revolving credit facility and senior notes. Costs incurred in connection with term loan facilities and senior notes are capitalized and offset against the carrying amount of the related indebtedness. These costs are amortized over the term of the related indebtedness, and are included in interest expense in the combined and consolidated statement of operations. Costs incurred in connection with the Operating Partnership’s entrance into the revolving credit facility are capitalized as a component of prepaid expenses and other assets. These costs are amortized over the term of the revolving credit facility, and are included in interest expense in the combined and consolidated statement of operations. The Company recognized non-cash interest expense related to the amortization of deferred financing costs of $7.2 million during the year ended December 31, 2016.

Derivative financial instruments. The Company accounts for its derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, in which all derivative instruments are reflected at fair value as either assets or liabilities. For derivative instruments that are designated and qualify as hedging instruments, the Company records the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income.

Fair value measurements. Fair value measurements are utilized in accounting for testing of long-lived assets for impairment. Fair value of financial and nonfinancial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1—Observable inputs for identical instruments such as quoted market prices;

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3—Unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including management’s own data.

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments. The following table summarizes the fair value of the Company’s other financial instruments:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Derivative asset - interest rate swaps	$1,879	$—	$1,879	$—
	$1,879	$—	$1,879	$—

Liabilities:
Senior secured credit facility:
Senior secured term loan A facility	$291,769	$—	$291,769	$—
Senior secured term loan B facility	1,863,759	—	1,863,759	—
Senior secured revolving credit facility	—	—	—	—
$1,050 million 5.625% senior notes, due 2024	1,102,500	—	1,102,500	—
$500 million 4.50% senior notes, due 2026	482,500	—	482,500	—
	$3,740,528	$—	$3,740,528	$—

The total principal balance of our debt was $3.7 billion at December 31, 2016, with a fair value of $3.7 billion. The estimated fair value was estimated using quoted prices for identical or similar liabilities in markets that are not active for each of the Company’s term loan A facility, term loan B facility, revolving credit facility and senior notes. These fair value measurements are considered Level 2 of the fair value hierarchy. Derivative assets and liabilities are carried at fair value. The fair value of interest rate swaps is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy.

Income taxes. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Reportable segment. The Company’s real estate properties are similar to one another in that they consist of large-scale destination entertainment and leisure resorts and related offerings, whose tenants generally offer casino gaming, hotel, convention, dining, entertainment and retail, are held by a subsidiary of the Operating Partnership, have similar economic characteristics and are governed under a single Master Lease. As such, the properties are reported as one reportable segment.

Concentrations of credit risk. All of the Company’s real estate properties have been leased to a wholly owned subsidiary of MGM, and all of the Company’s revenues are derived from the Master Lease. MGM is a publicly traded company and is subject to the filing requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.edgar.gov for MGM’s publicly available financial information. Management does not believe there are any other significant concentrations of credit risk.

Geographical risk. The majority of the Company’s real estate properties are located in Las Vegas, Nevada. Accordingly, future negative trends in local economic activity or natural disasters in this area might have a more significant effect on the Company than a more geographically diversified entity and could have an adverse impact on its financial condition and operating results.

Recently issued accounting standards. In January 2017, the Company adopted Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 will not have a material effect on the Company’s financial statements and footnote disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which replaces the existing guidance in FASB ASC Topic 840, Leases. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of determining the method of adoption and assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the effective date of Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”) to the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The adoption of ASU 2015-14 will not have a material impact on the Company’s financial statements and footnote disclosures.

NOTE 3 — BORGATA TRANSACTION

On August 1, 2016, MGM completed the acquisition of Boyd Gaming Corporation’s ownership interest in Borgata. Concurrently, MGM, MGP, the Operating Partnership, the Landlord and the Tenant completed the transfer of the real estate assets related to Borgata, located at Renaissance Pointe in Atlantic City, New Jersey, from a subsidiary of MGM to the Landlord (the “Borgata Transaction”). A subsidiary of MGM operates Borgata. The real estate assets related to Borgata were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial term and the remaining $10 million of which relates to the percentage rent. Following the closing of the acquisition, the base rent under the Master Lease is now $585 million for the initial term and the percentage rent is $65 million, prorated for the remainder of the first lease year after the Borgata Transaction. The consideration that was paid by MGP to a subsidiary of MGM consisted of 27.4 million newly issued Operating Partnership units and the assumption by the Operating Partnership of $545 million of indebtedness from such subsidiary of MGM.

The Borgata Transaction was accounted for as a transaction between entities under common control, and therefore the Company recorded the Borgata real estate assets at the carryover value of $1.3 billion determined by MGM in its purchase price allocation, along with a related deferred tax liability of $25.3 million. In addition, the Company recognized an above market lease liability and an above market lease asset related to ground leases assigned to the Landlord as part of the Borgata Transaction covering approximately 11 acres partially underlying and adjacent to the Borgata. Under the terms of the Master Lease, the Tenant is responsible for the rent payments related to these ground leases during the term of the Master Lease. The Company amortizes the above market lease liability on a straight-line basis over the terms of the underlying ground leases, which extend through 2070. The Company amortizes the above market lease asset on a straight-line basis over the term of the Master Lease, which extends through 2046 (including reasonably assured renewal periods).

NOTE 4 — REAL ESTATE INVESTMENTS

The carrying value of real estate investments is as follows:

	December 31,
	2016	2015
	(in thousands)
Land	$4,143,513	$4,107,953
Buildings, building improvements, land improvements and integral equipment	7,324,657	5,857,232
	11,468,170	9,965,185
Less: Accumulated depreciation	(2,388,492)	(2,171,546)
	$9,079,678	$7,793,639

NOTE 5 — LEASES

Master Lease. Pursuant to the Master Lease, the Tenant has leased the Company’s real estate properties from the Landlord. The Master Lease is accounted for as an operating lease and has an initial lease term of ten years with the potential to extend the term for four additional five-year terms thereafter at the option of the Tenant. The Master Lease provides that any extension of its term must apply to all of the real estate under the Master Lease at the time of the extension. The Master Lease has a triple-net structure, which requires the Tenant to pay substantially all costs associated with the lease, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Additionally, the Master Lease provides MGP with a right of first offer with respect to MGM National Harbor in Maryland and MGM’s development property located in Springfield, Massachusetts (the “ROFO Properties”), which MGP may exercise should MGM elect to sell these properties in the future.

As of December 31, 2016, the annual rent payments under the Master Lease were $650 million. Rent under the Master Lease consists of a “base rent” component and a “percentage rent” component. For the first year, the base rent represents 90% of the initial total rent payments due under the Master Lease, or $585 million, and the percentage rent represents 10% of the initial total rent payments due under the Master Lease, or $65 million. The base rent includes a fixed annual rent escalator of 2.0% for the second through the sixth lease years (as defined in the Master Lease). Thereafter, the annual escalator of 2.0% will be subject to the Tenant and, without duplication, the operating subsidiary sublessees of the Tenant (the “Operating Subtenants”), collectively meeting an adjusted net revenue to rent ratio of 6.25:1.00 based on their net revenue from the leased properties subject to the Master Lease (as determined in accordance with U.S. GAAP, adjusted to exclude net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue). The percentage rent will initially be a fixed amount for approximately the first six years and will then be adjusted every five years based on the average actual annual net revenues of the Tenant and, without duplication, the Operating Subtenants, from the leased properties subject to the Master Lease at such time for the trailing five calendar-year period (calculated by multiplying the average annual net revenues, excluding net revenue attributable to certain scheduled subleases and, at the Tenant’s option, reimbursed cost revenue, for the trailing five calendar-year period by 1.4%).

Rental revenues from the Master Lease for the year ended December 31, 2016 were $419.2 million. Rental revenues from the Master Lease for the year ended December 31, 2016 represents activity from the IPO Date through December 31, 2016. The Company also recognized revenue related to tenant reimbursements and other of $48.3 million for the year ended December 31, 2016.

Under the Master Lease, future noncancelable minimum rental payments are as follows:

Year ending December 31,	(in thousands)
2017	$658,775
2018	670,651
2019	682,764
2020	695,119
2021	707,721
Thereafter	2,761,271

NOTE 6 — DEBT

Debt consists of the following:

December 31, 2016
(in thousands)
Senior secured credit facility:
Senior secured term loan A facility	$292,500
Senior secured term loan B facility	1,840,750
Senior secured revolving credit facility	—
$1,050 million 5.625% senior notes, due 2024	1,050,000
$500 million 4.50% senior notes, due 2026	500,000
3,683,250
Less: Unamortized discount and debt issuance costs	(61,308)
$3,621,942

Operating Partnership bridge facilities. In connection with the Formation Transactions, MGM borrowed $4.0 billion under certain bridge facilities, which were subsequently contributed to the Operating Partnership pursuant to the MCA. The Operating Partnership repaid the bridge facilities with a combination of proceeds from its financing transactions described below and the proceeds from MGP’s initial public offering. In connection with the Borgata Transaction, MGM borrowed $545 million under certain bridge facilities, which were subsequently contributed to the Operating Partnership. The Operating Partnership repaid the bridge facilities with a combination of cash on hand and a draw down on its revolving credit facility, which it subsequently refinanced with proceeds from the offering of its senior notes due 2026.

Operating Partnership credit agreement. The Operating Partnership entered into a credit agreement, comprised of a $300 million senior secured term loan A facility, a $1.85 billion senior secured term loan B facility and a $600 million senior secured revolving credit facility. The term loan facilities are subject to amortization of principal in equal quarterly installments, with 5.0% of the initial aggregate principal amount of the term loan A facility and 1.0% of the initial aggregate principal amount of the term loan B facility to be payable each year. The term loan facilities were recorded at cost net of the original issue discount and related borrowing costs. The related original issue discount and the borrowing costs are amortized over the term of the borrowing. The revolving credit facility is recorded at cost. The related borrowing costs were capitalized as a component of prepaid expenses and other assets and are amortized over the term of the credit facility. The revolving credit facility and term loan A facility bear interest at LIBOR plus 2.75% for the first six months, and thereafter the interest rate will be determined by reference to a total net leverage ratio pricing grid which would result in an interest rate of LIBOR plus 2.25% to 2.75%. The term loan B facility initially bore interest at LIBOR plus 3.25% with a LIBOR floor of 0.75%. On October 26, 2016, the Operating Partnership completed a re-pricing at par of its $1.84 billion term loan B facility. As a result of the re-pricing, the term loan B facility bears interest at LIBOR plus 2.75%, with a LIBOR floor of 0.75%. In February 2017, MGP's corporate family rating was upgraded which resulted in the Operating Partnership receiving a further reduction in pricing to LIBOR plus 2.50%, with a LIBOR floor of 0.75%. The term loan B facility was issued at 99.75% to initial lenders. The revolving credit facility and the term loan A facility will mature in 2021 and the term loan B facility will mature in 2023. As of December 31, 2016, no amounts were drawn on the revolving credit facility. At December 31, 2016, the interest rate on the term loan A facility was 3.52% and the interest rate on the term loan B facility was 3.52%. See Note 7 for further discussion of interest rate swap agreements.

The credit agreement contains customary covenants that, among other things, limit the ability of the Operating Partnership and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) merge with a third party or engage in other fundamental changes; (iii) make restricted payments; (iv) enter into, create, incur or assume any liens; (v) make certain sales and other dispositions of assets; (vi) enter into certain transactions with affiliates; (vii) make certain payments on certain other indebtedness; (viii) make certain investments;

and (ix) incur restrictions on the ability of restricted subsidiaries to make certain distributions, loans or transfers of assets to the Operating Partnership or any restricted subsidiary. These covenants are subject to a number of important exceptions and qualifications, including, with respect to the restricted payments covenant, the ability to make unlimited restricted payments to maintain the REIT status of MGP. The revolving credit facility and term loan A facility also require the Operating Partnership to maintain compliance with a maximum secured net debt to adjusted total asset ratio, a maximum total net debt to adjusted asset ratio and a minimum interest coverage ratio, all of which may restrict the Operating Partnership’s ability to incur additional debt to fund its obligations in the near term. As of December 31, 2016, the Operating Partnership was required to have a senior secured net debt to adjusted total assets ratio of not more than 0.40 to1.00, a total net debt to adjusted total assets ratio of not more than 0.65 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. The Operating Partnership was in compliance with its credit agreement covenants at December 31, 2016.

The credit agreement also provides for customary events of default, including, without limitation, (i) payment defaults, (ii) inaccuracies of representations and warranties, (iii) covenant defaults, (iv) cross-defaults to certain other indebtedness in excess of specified amounts, (v) certain events of bankruptcy and insolvency, (vi) judgment defaults in excess of specified amounts, (vii) actual or asserted invalidity or impairment of any loan documentation, (viii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral, (ix) ERISA defaults, (x) termination of the Master Lease and (xi) change of control. The revolving credit facility and the term loan facilities are both guaranteed by each of the Operating Partnership’s existing and subsequently acquired direct and indirect wholly owned material domestic restricted subsidiaries, and secured by a first priority lien security interest on substantially all of the Operating Partnership’s and such restricted subsidiaries’ material assets, including mortgages on its real estate, subject to customary exclusions.

Operating Partnership senior notes. On April 20, 2016, a wholly owned subsidiary of the Operating Partnership issued $1.05 billion in aggregate principal amount of 5.625% senior notes due May 1, 2024 and on the IPO Date, the Operating Partnership entered into a supplemental indenture through which it assumed the obligations under the senior notes from such subsidiary (which merged into the Operating Partnership on such date). Interest on the senior notes is payable on May 1 and November 1 of each year, commencing on November 1, 2016. The senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities, other than MGP Finance Co-Issuer, Inc., which is a co-issuer of the senior notes. The Operating Partnership may redeem all or part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus, to the extent the Operating Partnership is redeeming senior notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest.

On August 12, 2016, the Operating Partnership issued $500 million in aggregate principal amount of 4.500% senior notes due September 1, 2026. Interest on the senior notes is payable on March 1 and September 1 of each year, commencing on March 1, 2017. The senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by all of the Operating Partnership’s subsidiaries that guarantee the Operating Partnership’s credit facilities, other than MGP Finance Co-Issuer, Inc., which is a co-issuer of the senior notes. The Operating Partnership may redeem all or part of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus, to the extent the Operating Partnership is redeeming senior notes prior to the date that is three months prior to their maturity date, an applicable make whole premium, plus, in each case, accrued and unpaid interest.

The indentures governing the senior notes contain customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase Operating Partnership units, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of debt, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the applicable indentures governing the senior notes, including, with respect to the restricted payments covenants, the ability to make unlimited restricted payments to maintain the REIT status of MGP.

Maturities of debt. Maturities of the principal amount of the Company’s debt as of December 31, 2016 are as follows:

Year ending December 31,	(in thousands)
2017	$41,875
2018	33,500
2019	33,500
2020	33,500
2021	247,250
Thereafter	3,293,625
$3,683,250

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in its variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes. As of December 31, 2016 all of the Company's derivative financial instruments have been designated as cash flow hedges and qualify for hedge accounting.

In December 2016, the Operating Partnership entered into interest rate swap agreements to mitigate the interest rate risk inherent in its senior secured term loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $500 million and mature on November 30, 2021. The weighted average fixed rate paid is 1.825%, and the variable rate received resets monthly to the 1-month LIBOR subject to a minimum rate of 0.75%.

The following table summarizes the fair value and the presentation in the Company’s balance sheet:

	Location on Balance Sheet	December 31, 2016
		(in thousands)
Interest rate swaps - cash flow hedges	Prepaid expenses and other assets	$1,879

As of December 31, 2016, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within the prepaid expenses and other assets balance. For the year ended December 31, 2016, the amount recorded in other comprehensive income related to the gain on derivative instruments was $1.9 million. For the year ended December 31, 2016, there was no ineffective portion of the change in fair value derivatives. During the fourth quarter of 2016, the Company recorded interest expense of $0.4 million related to the swap agreements.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months beginning January 1, 2017, the Company estimates that $4 million will be reclassified as an increase to interest expense.

In January 2017, the Operating Partnership entered into additional interest rate swap agreements through November 2021 with a total $700 million notional amount to pay a fixed rate of 1.964% and receive the 1-month LIBOR rate in order to mitigate the interest rate risk inherent in its senior secured term loan B facility.

NOTE 8 — INCOME TAXES
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company will elect as a REIT as defined under Section 856(a) of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. Accordingly, except as described below, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions of all of its taxable income to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and share ownership tests. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays taxes at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company distributed100% of its taxable income in the taxable year ended December 31, 2016. Accordingly, for periods subsequent to the IPO Date, the accompanying combined and consolidated financial statements do not reflect a provision for federal income taxes. However, the Company may still be subject to federal excise tax, as well as certain state and local income and franchise taxes.

The Landlord is required to join in the filing of a New Jersey consolidated corporation business tax return under the New Jersey Casino Control Act and include in such return its income and expenses associated with its New Jersey assets and is thus subject to an entity level tax in New Jersey. Although the consolidated New Jersey return also includes MGM and certain of its subsidiaries, the Company is required to record New Jersey state income taxes in the accompanying combined and consolidated financial statements as if the Landlord was taxed for state purposes on a stand-alone basis. The Company and MGM have entered into a tax sharing agreement providing for an allocation of taxes due in the consolidated New Jersey return. Pursuant to this agreement, the Landlord will only be responsible for New Jersey taxes on any gain that may be realized upon a future sale of the New Jersey assets resulting solely from an appreciation in value of such assets over their value on the date they were contributed to the Landlord by a subsidiary of MGM. MGM is responsible for all other taxes reported in the New Jersey consolidated return. No amounts are due to MGM under the tax sharing agreement as of December 31, 2016. Accordingly, the provision for current taxes and the deferred tax liability in the accompanying combined and consolidated financial statements are attributable to noncontrolling interest since the payment of such taxes are the responsibility of MGM.

The Company was included in the consolidated or unitary income tax returns of MGM for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect an allocation of income taxes from MGM as if the company's Predecessor had filed a separate tax return in those periods.
The provision for income taxes attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Provision for federal income taxes	$—	$—	$—
State:
Current	$2,156	$—	$—
Deferred	108	—	—
Provision for state income taxes	$2,264	$—	$—

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal valuation allowance	—	(35.0)	(35.0)
Income not subject to federal income tax	(35.0)	—	—
State taxes	6.0	—	—
Effective tax rate	6.0%	—%	—%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax liability – federal and state
Real estate investments, net	$25,368	$1,734,680
Total deferred tax liability	$25,368	$1,734,680

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts. The Company currently has no uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were recorded for the year ended December 31, 2016.

Since the Company was formed during 2016, it has not filed any U.S. federal, state or local income tax returns as of December 31, 2016. The Company will file income tax returns in the required jurisdictions within the next twelve months.

NOTE 9 — SHAREHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

MGP shareholders. On the IPO Date, MGP completed the initial public offering of 57,500,000 of its Class A shares representing limited liability company interests. MGM retained ownership of MGP’s single Class B share. The Class B share is a non-economic interest in MGP which does not provide its holder any rights to profits or losses or any rights to receive distributions from operations of MGP or upon liquidation or winding up of MGP. MGP’s Class B shareholder is entitled to an amount of votes representing a majority of the total voting power of MGP’s shares. If the holder of the Class B share and its controlled affiliates’ (excluding MGP and its subsidiaries) aggregate beneficial ownership of the combined economic interests in MGP and the Operating Partnership falls below 30%, the Class B share is no longer entitled to any voting rights. To the extent that the Class B share is entitled to majority voting power pursuant to MGP’s operating agreement, MGM may only transfer the Class B share (other than transfers to us and MGM’s controlled affiliates) if and to the extent that such transfer is approved by special approval by an independent conflicts committee, not to be unreasonably withheld. When determining whether to grant such approval, the conflicts committee must take into account the interests of MGP’s Class A shareholders and MGP ahead of the interests of the holder of the Class B share. No par value is attributed to the MGP’s Class A and Class B shares.

Operating Partnership capital. On the IPO Date, MGP contributed the proceeds from its initial public offering to the Operating Partnership in exchange for 26.7% of the outstanding Operating Partnership units in the Company. Certain subsidiaries of MGM also acquired 73.3% of the outstanding Operating Partnership units on the IPO Date. As of August 1, 2016, the date of the Borgata Transaction, MGP’s ownership percentage in the Operating Partnership units was reduced to 23.7% and MGM's indirect ownership percentage increased to 76.3%.

MGP dividends and Operating Partnership distributions. On December 15, 2016, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $94.1 million or $0.3875 per Operating Partnership unit. MGP concurrently declared a cash dividend for the quarter ended December 31, 2016 of $22.3 million or $0.3875 per Class A share payable to shareholders of record as of December 30, 2016. The distribution and dividend were paid on January 16, 2017.

On September 15, 2016, the Operating Partnership announced a cash distribution to holders of Operating Partnership units of $94.1 million or $0.3875 per Operating Partnership unit. MGP concurrently declared a cash dividend for the quarter ended September 30, 2016, of $22.3 million or $0.3875 per Class A share payable to shareholders of record as of September 30, 2016. The distribution and dividend were paid on October 14, 2016.

On July 15, 2016, the Operating Partnership made a cash distribution of $56.7 million relating to the second quarter dividend declared with respect to MGP’s Class A shares. MGP concurrently paid a pro rata cash dividend of $15.1 million to its Class A shareholders.

Dividends with respect to MGP’s Class A shares are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof. For the period from the IPO Date through December 31, 2016 our dividend per Class A share attributable to 2016 was $0.6860, characterized as ordinary dividends.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other non-shareholder changes in equity, or other comprehensive income. Elements of the Company's accumulated other comprehensive income are reported in the accompanying combined and consolidated statement of shareholders' equity. The following table summarizes the changes in accumulated other comprehensive income:

	2016
	Changes in Fair Value of Effective Cash Flow Hedge	Total
	(in thousands)
Balance, beginning of period	$—	$—
Other comprehensive income before reclassifications	1,521	1,521
Amounts reclassified from accumulated other comprehensive income	358	358
Other comprehensive income	1,879	1,879
Other comprehensive (income) attributable to noncontrolling interest	(1,434)	(1,434)
Balance, end of period	$445	$445

NOTE 11 — SHARE-BASED COMPENSATION

2016 Omnibus Incentive Plan. The Company’s omnibus incentive plan (the “Omnibus Plan”) allows it to grant share options, share appreciation rights (“SARs”), restricted shares, restricted share units (“RSUs”), performance shares, performance share units (“PSUs”) and other share-based awards to eligible directors, officers and employees of the Company and its subsidiaries and affiliates, including, without limitation, the Operating Partnership and MGM. The Omnibus Plan is administered by the Board of Directors (the “Board”). The Board has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including the following:

•	the Omnibus Plan allows for the issuance of up to 2.5 million shares;

•
limits on the maximum amount of shares to be granted, in the aggregate, to any individual participant within any fiscal year as well as limits on the maximum aggregate grant date value (regardless of type(s) of award granted) in any fiscal year to any non-employee director of the Company; and

•	for share options and SARs, the exercise price of the award must be at least equal to the fair market value of the shares on the date of grant and the maximum term of such an award is 10 years.

As MGP is considered an economic interest holder in the Operating Partnership, the Operating Partnership accounts for equity awards granted under the Omnibus Plan in the same manner as if it adopted the compensatory plan.

RSUs granted vest ratably over four years, except for RSUs granted to non-employee directors of the Company and its affiliates which vest at the earlier of one year or the date of the next annual meeting of the Company’s shareholders following the date of grant (for the non-employee directors of the Company) or the next annual meeting of MGM’s shareholders after June 1, 2016 (for the non-employee directors of MGM). Expense is recognized primarily on a straight-line basis over the vesting period of the awards, net of estimated forfeitures. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

PSUs granted vest subject to a market condition, in which a percentage of the target award granted vests based on the Company’s percentile rank of Total Shareholder Return (“TSR”) in relation to a comparison group of peer companies at the end of a three year performance period. The PSUs vest at defined percentages. No shares are issued unless the TSR is above the thirtieth percentile of the comparison group, and the maximum payout is capped at 160% of the target award should the TSR be in the ninetieth percentile or greater. Should the Company’s TSR be negative during the performance period, then the maximum portion of the target award eligible for vesting is 100%. Expense is recognized on a graded basis over the performance period beginning on the date of grant. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

The Board may grant any participant dividend equivalent rights (“Dividend Equivalent Rights”) based on the dividends paid on shares that are subject to any award other than options or SARs, to be credited as of dividend payment dates, during the period between the date the award is granted and the date the award is exercised, is settled, is paid, vests or expires. Dividend Equivalent Rights relating to awards that vest or become payable or earned in whole or in part subject to performance goals or conditions will be subject to the same performance goals or conditions as the underlying award. Regardless of if the dividends are paid in cash or in-kind (share-based awards with equivalent value) the rights are recorded to retained earnings with a credit to cash or additional paid-in capital (if in-kind awards are paid).

As of December 31, 2016, the Company had an aggregate of 2.0 million Class A shares available for grant as share-based awards under the Omnibus Plan. A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2016 is presented below:

Restricted share units ("RSUs") and performance share units ("PSUs")
	RSUs		PSUs
	Units (thousands)	Weighted Average Grant-Date Fair Value	Units (thousands)	Weighted Average Grant-Date Fair Value
Granted	248	$21.18	46	$20.52
December 31, 2016	248	$21.18	46	$20.52

Shares granted in the above table include share-based compensation awards granted to eligible directors, officers and employees of the Company and MGM, and include Dividend Equivalent Rights on RSUs and PSUs. In accordance with applicable U.S. GAAP, the Company only recognizes share-based compensation expense related to its eligible directors, officers and employees.

As of December 31, 2016, there was a total of $0.6 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 0.8 years. As of December 31, 2016, there was a total of $0.7 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 2.3 years.

Recognition of compensation cost. Compensation cost for the Omnibus Plan was $0.5 million for the year ended December 31, 2016.

For RSUs, compensation expense is calculated based on the fair market value of MGP’s Class A shares on the date of grant. Compensation cost for PSUs granted under the Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

Year Ended December 31, 2016
Expected volatility	26%
Expected term	3 yrs.
Expected dividend yield	0%
Risk-free interest rate	0.9%
Weighted-average fair value of PSUs granted	$20.52

Expected volatility is based in part on historical volatility and in part on implied volatility based on traded shares of the MGP’s Class A shares. The expected term is equal to the three year performance period. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

NOTE 12 — NET INCOME PER CLASS A SHARE

The table below provides net income and the number of Class A shares used in the computations of “basic” net income per share, which utilizes the weighted-average number of Class A shares outstanding without regard to dilutive potential Class A shares, and “diluted” net income per share, which includes all such shares. Net income attributable to Class A shares, weighted average Class A shares outstanding and the effect of dilutive securities outstanding are presented for the period subsequent to the IPO Date. Net income per share has not been presented for the Class B shareholder as the Class B share is not entitled to any economic rights in the Company.

April 25 – December 31, 2016
(in thousands, except share and per share amounts)
Basic net income per Class A share
Numerator:
Net income attributable to Class A shares	$29,938
Denominator:
Basic weighted average Class A shares outstanding (1)	57,502,158
Basic net income per Class A share	$0.52

April 25 – December 31, 2016
(in thousands, except share and per share amounts)
Diluted net income per Class A share
Numerator:
Net income attributable to Class A shares	$29,938
Denominator:
Basic weighted average Class A shares outstanding (1)	57,502,158
Effect of dilutive shares for diluted net income per Class A share(2)	249,331
Weighted average shares for diluted net income per Class A share	57,751,489
Diluted net income per Class A share	$0.52

(1)	Includes weighted average deferred share units granted to certain members of the board of directors.

(2)	No shares related to outstanding share-based compensation awards were excluded due to being antidilutive.

NOTE 13 — NET INCOME PER OPERATING PARTNERSHIP UNIT

The table below provides net income and the number of Operating Partnership units used in the computations of “basic” net income per Operating Partnership unit, which utilizes the weighted-average number of Operating Partnership units outstanding without regard to dilutive potential Operating Partnership units, and “diluted” net income per Operating Partnership units, which includes all such Operating Partnership units. Net income attributable to Operating Partnership units, weighted average Operating Partnership units outstanding and the effect of dilutive securities outstanding are presented for the period subsequent to the IPO Date.

April 25 – December 31, 2016
(in thousands, except unit and per unit amounts)
Basic net income per Operating Partnership unit
Numerator:
Net income	$119,729
Denominator:
Basic weighted average Operating Partnership units outstanding	232,181,070
Basic net income per Operating Partnership unit	$0.52

April 25 – December 31, 2016
(in thousands, except unit and per unit amounts)
Diluted net income per Operating Partnership unit
Numerator:
Net income	$119,729
Denominator:
Basic weighted average Operating Partnership units outstanding (1)	232,181,070
Effect of dilutive shares for diluted net income per Operating Partnership unit	249,331
Weighted average shares for diluted net income per Operating Partnership unit	232,430,401
Diluted net income per Operating Partnership unit	$0.52

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Ground leases. The Landlord was assigned ground leases in connection with the Borgata Transaction, as discussed in Note 3. Such amounts will be paid by the Tenant pursuant to the Master Lease through 2046 (including renewal periods). Estimated minimum lease payments pursuant to the ground leases through 2070 are as follows:

Year ending December 31,	(in thousands)
2017	$6,421
2018	6,688
2019	6,688
2020	7,014
2021	7,027
Thereafter	703,516
$737,354

Litigation. In the ordinary course of business, from time to time, the Company expects to be subject to legal claims and administrative proceedings, none of which are currently outstanding, which the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations, liquidity or cash flows.

NOTE 15 — CONSOLIDATING FINANCIAL INFORMATION

The Operating Partnership’s senior notes were co-issued by the Operating Partnership and MGP Finance Co-Issuer, Inc., a 100% owned finance subsidiary of the Operating Partnership. Obligations to pay principal and interest on the senior notes are currently guaranteed by all of the Operating Partnership’s subsidiaries, other than MGP Finance Co-Issuer, Inc., each of which is directly or indirectly 100% owned by the Operating Partnership. Such guarantees are full and unconditional, and joint and several and are subject to release in accordance with the events described below. Separate condensed financial information for the subsidiary guarantors as of December 31, 2016 and for the year ended December 31, 2016 are presented below.

The guarantee of a subsidiary guarantor will be automatically released upon (i) a sale or other disposition (including by way of consolidation or merger) of the subsidiary guarantor, or the capital stock of the subsidiary guarantor; (ii) the sale or disposition of all or substantially all of the assets of the subsidiary guarantor; (iii) the designation in accordance with the indenture of a subsidiary guarantor as an unrestricted subsidiary; (iv) at such time as such subsidiary guarantor is no longer a subsidiary guarantor or other obligor with respect to any credit facilities or capital markets indebtedness of the Operating Partnership; or (v) defeasance or discharge of the notes.

Comparative information as of and for the years ended December 31, 2014 and 2015 is not presented because such dates and periods precede the date at which the Operating Partnership and its subsidiaries were formed. The financial information for all dates and periods preceding the formation of the Operating Partnership and its subsidiaries is solely attributable to the Predecessor, which following the IPO Date, has been combined retrospectively with the Operating Partnership and its subsidiaries for all periods, as discussed in Note 2. Consequently, consolidating financial information for periods preceding the formation of the Operating Partnership and its subsidiaries would be presented entirely within the guarantor column and would be the same as the Operating Partnership's combined financial statements.

CONSOLIDATING BALANCE SHEET INFORMATION

	December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Real estate investments, net	$—	$—	$9,079,678	$—	$9,079,678
Cash and cash equivalents	360,492	—	—	—	360,492
Tenant and other receivables, net	2,059	—	7,444	—	9,503
Intercompany	880,823	—	—	(880,823)	—
Prepaid expenses and other assets	9,167	—	1,739	—	10,906
Investments in subsidiaries	8,100,942	—	—	(8,100,942)	—
Above market lease, asset	—	—	46,161	—	46,161
	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740
Debt, net	3,621,942	—	—	—	3,621,942
Due to MGM Resorts International and affiliates	—	—	166	—	166
Intercompany	—	—	880,823	(880,823)	—
Accounts payable, accrued expenses, and other liabilities	3,034	—	7,444	—	10,478
Above market lease, liability	—	—	47,957	—	47,957
Accrued interest	26,137	—	—	—	26,137
Distribution payable	94,109	—	—	—	94,109
Deferred revenue	—	—	72,322	—	72,322
Deferred income taxes, net	—	—	25,368	—	25,368
Total liabilities	3,745,222	—	1,034,080	(880,823)	3,898,479
General partner	—	—	—	—	—
Limited partners	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total partners' capital	5,608,261	—	8,100,942	(8,100,942)	5,608,261
Total liabilities and partners' capital	$9,353,483	$—	$9,135,022	$(8,981,765)	$9,506,740

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues
Rental revenue	$—	$—	$419,239	$—	$419,239
Tenants reimbursements and other	—	—	48,309	—	48,309
	—	—	467,548	—	467,548
Expenses
Depreciation	—	—	220,667	—	220,667
Property transactions, net	—	—	4,684	—	4,684
Property taxes	—	—	65,120	—	65,120
Property insurance	—	—	2,943	—	2,943
Amortization of above market lease, net	—	—	286	—	286
Acquisition-related expenses	10,178	—	—	—	10,178
General and administrative	9,896	—	—	—	9,896
	20,074	—	293,700	—	313,774
Operating income (loss)	(20,074)	—	173,848	—	153,774
Equity in earnings of subsidiaries	171,584	—	—	(171,584)	—
Non-operating expense
Interest income	774	—	—	—	774
Interest expense	(116,212)	—	—	—	(116,212)
Other non-operating	(726)	—	—	—	(726)
	(116,164)	—	—	—	(116,164)
Income (loss) before income taxes	35,346	—	173,848	(171,584)	37,610
Provision for income taxes	—	—	(2,264)	—	(2,264)
Net income (loss)	$35,346	$—	$171,584	$(171,584)	$35,346

Other comprehensive income (loss)
Net income (loss)	35,346	—	171,584	(171,584)	35,346
Unrealized gain on cash flow hedges	1,879	—	—	—	1,879
Comprehensive income (loss)	$37,225	$—	$171,584	$(171,584)	$37,225

CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2016
	Operating		Guarantor
	Partnership	Co-Issuer	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(99,884)	$—	$397,665	$—	$297,781
Cash flows from investing activities
Capital expenditures for property and equipment funded by Parent	—	—	(138,987)	—	(138,987)
Net cash used in investing activities	—	—	(138,987)	—	(138,987)
Cash flows from financing activities
Proceeds from issuance of debt	3,700,000	—	—	—	3,700,000
Deferred financing costs	(77,163)	—	—	—	(77,163)
Repayment of bridge facilities	(4,544,850)	—	—	—	(4,544,850)
Repayment of debt principal	(16,750)	—	—	—	(16,750)
Proceeds from purchase of Operating Partnership units by MGP	1,132,468	—	—	—	1,132,468
Distributions paid	(150,829)	—	—	—	(150,829)
Cash received by Parent on behalf of Guarantor Subsidiaries	417,500	—	(417,500)	—	—
Net cash transfers from Parent	—	—	158,822	—	158,822
Net cash provided by financing activities	460,376	—	(258,678)	—	201,698
Cash and cash equivalents
Net increase for the period	360,492	—	—	—	360,492
Balance, beginning of period	—	—	—	—	—
Balance, end of period	$360,492	$—	$—	$—	$360,492

NOTE 16 — MGP SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2016
Revenues	$—	$110,903	$172,499	$184,146	$467,548
Operating income (loss)	(67,970)	39,193	86,792	95,759	153,774
Net income (loss)	(67,970)	9,646	42,671	50,999	35,346
Net income (loss) attributable to Class A shareholders	—	6,953	10,591	12,394	29,938
Net income per Class A share (basic)	N/A	$0.12	$0.18	$0.22	$0.52
Net income per Class A share (diluted)	N/A	$0.12	$0.18	$0.21	$0.52
2015
Revenues	$—	$—	$—	$—	$—
Operating income (loss)	(60,753)	(61,538)	(68,775)	(70,888)	(261,954)
Net income (loss)	(60,753)	(61,538)	(68,775)	(70,888)	(261,954)
Net income (loss) attributable to Class A shareholders	—	—	—	—	—
Net income per Class A share (basic)	N/A	N/A	N/A	N/A	N/A
Net income per Class A share (diluted)	N/A	N/A	N/A	N/A	N/A

Because net income per Class A share amounts are calculated using the weighted average number of basic and dilutive Class A shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total net income per Class A share amounts for the year. The following sections list certain items affecting comparability of quarterly and year-to-date results and related per share amounts. Additional information related to these items is included elsewhere in the notes to the accompanying financial statements.

For periods prior to the IPO Date, the results above represent the IPO Properties, which were controlled by MGM, and have been determined to be MGP’s and the Operating Partnership’s Predecessor for accounting purposes. The results of the Predecessor represent expenses directly attributable to the IPO Properties that have been “carved out” of MGM’s consolidated financial statements. The Predecessor did not generate any revenues.

In the second quarter of 2016, on the IPO Date the Company completed the Formation Transactions, including its initial public offering and the commencement of the Master Lease. In the third quarter of 2016, on August 1, 2016, MGM, MGP, the Operating
Partnership, the Landlord and the Tenant completed the Borgata Transaction. The real estate assets related to Borgata were leased by the Landlord to the Tenant via an amendment to the Master Lease. As a result, the initial rent under the Master Lease increased by $100 million, $90 million of which relates to the base rent for the initial lease year and the remaining $10 million of which relates to the percentage rent.

There were no items affecting comparability for the year ended December 31, 2015.

NOTE 17 — OPERATING PARTNERSHIP SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(in thousands, except per unit data)
2016
Revenues	$—	$110,903	$172,499	$184,146	$467,548
Operating income (loss)	(67,970)	39,193	86,792	95,759	153,774
Net income (loss)	(67,970)	9,646	42,671	50,999	35,346
Net income per Operating Partnership unit (basic)	N/A	$0.12	$0.18	$0.21	$0.52
Net income per Operating Partnership unit (diluted)	N/A	$0.12	$0.18	$0.21	$0.52
2015
Revenues	$—	$—	$—	$—	$—
Operating income (loss)	(60,753)	(61,538)	(68,775)	(70,888)	(261,954)
Net income (loss)	(60,753)	(61,538)	(68,775)	(70,888)	(261,954)
Net income per Operating Partnership unit (basic)	N/A	N/A	N/A	N/A	N/A
Net income per Operating Partnership unit (diluted)	N/A	N/A	N/A	N/A	N/A

See Note 16 for a discussion of items affecting comparability for the year ended December 31, 2016, which are the same for the Operating Partnership.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Growth Properties LLC

By:	/s/ JAMES C. STEWART
James C. Stewart
Chief Executive Officer
(Principal Executive Officer)

Dated: March 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer (Principal Executive Officer)	March 6, 2017
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2017
Andy H. Chien
/S/ JAMES J. MURREN	Chairman of the Board	March 6, 2017
James J. Murren
/S/ ELISA GOIS	Director	March 6, 2017
Elisa Gois
/S/ WILLIAM J. HORNBUCKLE	Director	March 6, 2017
William J. Hornbuckle
/S/ JOHN M. MCMANUS	Director	March 6, 2017
John M. McManus
/S/ MICHAEL RIETBROCK	Director	March 6, 2017
Michael Rietbrock
/S/ THOMAS ROBERTS	Director	March 6, 2017
Thomas Roberts
/S/ ROBERT SMITH	Director	March 6, 2017
Robert Smith
/S/ DANIEL J. TAYLOR	Director	March 6, 2017
Daniel J. Taylor

SIGNATURES

Pursuant to the requirements of Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on March 6, 2017 .

MGM Growth Properties Operating Partnership LP

By:	MGM Growth Properties OP GP LLC
By:	/s/ JAMES C. STEWART
Name: James C. Stewart
Title: Chief Executive Officer

Dated: March 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES C. STEWART	Chief Executive Officer	March 6, 2017
James C. Stewart
/S/ ANDY H. CHIEN	Chief Financial Officer and Treasurer	March 6, 2017
Andy H. Chien
/S/ JAMES J. MURREN	Manager	March 6, 2017
James J. Murren
/S/ WILLIAM J. HORNBUCKLE	Manager	March 6, 2017
William J. Hornbuckle

MGM GROWTH PROPERTIES LLC AND MGM GROWTH PROPERTIES OPERATING PARTNERSHIP LP

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2016

		Acquisition Costs(a)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(b)
Property(c)	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Year Acquired(d)	Useful Life
New York-New York	e	$149,984	$484,001	$—	$—	$149,984	$483,870	$633,854	$(268,583)	2016	f
The Mirage	e	1,017,562	760,222	—	—	1,017,562	758,907	1,776,469	(440,325)	2016	f
Mandalay Bay	e	1,199,785	1,882,381	—	—	1,199,785	1,880,192	3,079,977	(630,436)	2016	f
Luxor	e	440,685	710,796	—	—	440,685	710,582	1,151,267	(304,469)	2016	f
Excalibur	e	814,805	342,685	—	36,900	814,805	378,105	1,192,910	(119,009)	2016	f
Monte Carlo	e	291,035	376,625	—	35,502	291,035	411,210	702,245	(158,623)	2016	f
Beau Rivage	e	104,945	561,457	—	—	104,945	561,006	665,951	(224,945)	2016	f
MGM Grand Detroit	e	52,509	597,324	—	—	52,509	597,324	649,833	(146,301)	2016	f
Gold Strike Tunica	e	3,609	179,146	—	—	3,609	178,887	182,496	(78,656)	2016	f
Borgata	e	35,568	1,264,432	—	—	35,568	1,263,221	1,298,789	(16,210)	2016	f
The Park	e	33,026	101,353	—	—	33,026	101,353	134,379	(935)	2016	f
		$4,143,513	$7,260,422	$—	$72,402	$4,143,513	$7,324,657	$11,468,170	$(2,388,492)

(a)
Represents the gross carrying value of the IPO Properties on the IPO Date and the real estate assets of Borgata on August 1, 2016, the dates of their respective acquisitions by the Operating Partnership.

(b)	The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $7,343,872.

(c)
All of the properties are large-scale destination entertainment and gaming-related properties, with the exception of The Park, which is a dining and entertainment complex. See "Item 1--Business--Our Properties" for additional details about our properties.

(d)
We have omitted the date of construction of our properties on the basis that compiling this disclosure on a site-by-site basis would be impracticable because the majority of the real estate assets were constructed by other companies that were later acquired by MGM and then ultimately acquired by MGP on the IPO Date.

(e)	All properties are encumbered by first-priority lien security interests pursuant to the Operating Partnership's revolving credit facility and term loan facilities. See "Note 6- Debt."

(f)	Depreciation is computed based on the following estimated useful lives:

Buildings and building improvements	20 to 40 years
Land improvements	10 to 20 years
Fixtures and integral equipment	3 to 20 years

Reconciliation of Real Estate

2016
Balance at beginning of year	$9,965,185
Additions(1)	1,511,390
Impairments	—
Dispositions and write-offs	(8,405)
Balance at end of year	$11,468,170

Reconciliation of Accumulated Depreciation

2016
Balance at beginning of year	$(2,171,546)
Depreciation expense	(220,667)
Dispositions and write-offs	3,721
Balance at end of year	$(2,388,492)

(1) Includes $1,300,000 resulting from the Operating Partnership's acquisition of Borgata from MGM. See "Note 3--Borgata Transaction" for additional details.